Form 10-Q
period 2008-09-30
Oregon Gold, Inc.
filed 2008-11-14
CIK 1439254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

Commission File Number       000-32629

OREGON GOLD, INC.

 (Exact name of registrant as specified in charter)

Oregon	98-0408707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

465 South Meadows Parkway #20, Reno, Nevada	89521
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code            (416) 214-1483

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 5, 2008, the Company had outstanding 10,000,100 shares of its common stock, par value $0.001.

PART I

ITEM 1. FINANCIAL STATEMENTS

Oregon Gold, Inc.

(A Wholly Owned Subsidiary of Pacific Gold Corp.)

Balance Sheets

	September 30, 2008	December 31, 2007
	Unaudited	Audited
ASSETS
Current Assets:
Cash	$81	$152
Accounts Receivable, net	59	-
Total Current Assets	140	152

Property and Equipment:
Proved Development
Acquisition and Development Costs	234,195	229,695
Less: Accumulated Depletion	(283)	(283)
Total Property and Equipment, net	233,912	229,412

TOTAL ASSETS	$234,052	$229,564

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$12,580	$5,965
Note Payable – Pacific Gold	508,899	541,589
Note Payable – Nevada Rae Gold	450	-
Total Current Liabilities	521,929	547,554

Long-term Liabilities
Total Long-term Liabilities	-	-
Total Liabilities	521,929	547,554

Stockholders’ Deficit:
Common Stock - $0.001 par value; 100,000,000 shares authorized, 10,000,100 issued and outstanding as of September 30, 2008	10,000	-
Additional Paid-in Capital	-	-
Retained Deficit	(297,877)	(317,990)
Total Stockholders’ Deficit	(287,877)	(317,990)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$234,052	$229,564

See accompanying notes to financial statements

Oregon Gold, Inc.

(A Wholly Owned Subsidiary of Pacific Gold Corp.)

Statements of Income

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Revenue:
Total Revenue	$-	$-

Operating Expenses:
Mineral Rights Expense	-	-
General and Administrative	30,284	5,408
Total Operating Expenses	30,284	5,408

Operating Income (Loss)	(30,284)	(5,408)

Other Income (Expense)	$-	$-

Net Income (Loss) before Taxes	(30,284)	(5,408)

Income Taxes
Total Income Taxes (Benefit)	-	-

Net Income (Loss) after Taxes	(30,284)	(5,408)

Other Income (Loss)	$50,396	$-
Total Income (Loss)	-	-

Income (Loss)	$20,113	$(5,408)

Basic and Diluted Earnings/(Loss) per Share	$(0.003)	$(27.04)

Weighted Average Shares Outstanding:
Basic and Diluted	10,000,100	200

See accompanying notes to the financial statements

Oregon Gold, Inc.

(A Wholly Owned Subsidiary of Pacific Gold Corp.)

Statements of Income

(Unaudited)

	For the Three Months Ended September 30,
	2008	2007
Revenue:
Total Revenue	$-	$-

Operating Expenses:
Mineral Rights Expense	-	-
General and Administrative	1,698	755
Total Operating Expenses	1,698	755

Operating Income (Loss)	(1,698)	(755)

Other Income (Expense)	$-	$-

Net Income (Loss) before Taxes	(1,698)	(755)

Income Taxes
Total Income Taxes (Benefit)	-	-

Net Income (Loss) after Taxes	(1,698)	(755)

Other Income (Loss)	$50,396	$-
Total Income (Loss)	-	-

Income (Loss)	$48,698	$(755)

Basic and Diluted Earnings/(Loss) per Share	$(0.000)	$(3.78)

Weighted Average Shares Outstanding:
Basic and Diluted	10,000,100	200

See accompanying notes to the financial statements

Oregon Gold, Inc.

(A Wholly Owned Subsidiary of Pacific Gold Corp.)

Statements of Cash Flows

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$20,113	$(5,408)
Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by Operating Activities:
Depreciation and Depletion	-	-
Changes in:
Accounts Receivable	(58)	231
Inventory	-	-
Prepaid Expenses	-	-
Deposits	-	-
Accounts Payable	6,614	4,461
Accrued Expenses	-	-
Accrued Interest	-	-
NET CASH (USED) BY OPERATING ACTIVITIES	26,669	(716)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	(4,500)	(4,500)
Proceeds from/(Investment in) Restricted Cash Account	-	-
Proceeds from Sale of Equipment	-	-
NET CASH (USED) BY INVESTING ACTIVITIES	(4,500)	(4,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Stockholder Notes Payable	(32,690)	-
Proceeds from Notes Payable	450	-
Proceeds from Sale of Stock	10,000	-
Proceeds from Stockholder Notes	-	4,679
NET CASH PROVIDED BY FINANCING ACTIVITIES	(22,240)	4,679

NET CHANGE IN CASH	(71)	(537)

CASH AT BEGINNING OF PERIOD	152	964

CASH AT END OF PERIOD	$81	$427

See accompanying notes to the financial statements

Oregon Gold, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Oregon Gold, Inc. (“Oregon Gold” or the “Company”) was incorporated in Oregon on February 18, 2003 under the name of GL Gold, Inc.  On June 6, 2003 the Company filed an amendment with the State of Oregon changing its name to Oregon Gold, Inc. Oregon Gold is a wholly-owned subsidiary of Pacific Gold Corp (“Pacific Gold” or the “parent company”).

Oregon Gold is engaged in the identification, acquisition, exploration and mining of prospects believed to have gold mineralization.  Oregon Gold currently owns claims in Oregon. Its Defiance Mine property in Oregon began producing gold in commercial quantities in mid-2004.

Use of Estimates

The preparation of the Company’s financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Oregon Gold considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash in excess of FDIC federally insured limits as of September 30, 2008.

Revenue Recognition

Oregon Gold recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery.  As of September 30, 2008, there was no revenue.

Accounts Receivable/Bad Debt

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  As of September 30, 2008, there was no allowance for bad debts.

Property and Equipment

Property and equipment are valued at cost.  Additions are capitalized and maintenance and repairs are charged to expense as incurred.  Gains and losses on dispositions of equipment are reflected in operations.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 2 to 10 years.

Impairment of Long-Lived Assets

Oregon Gold reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Oregon Gold assesses recoverability of the carrying value of the asset by estimating the undiscounted future net cash flows, which depend on estimates of metals to be recovered from proven and probable ore reserves, and also identified resources beyond proven and probable reserves, future production costs and future metals prices over the estimated remaining mine life.  If undiscounted cash flows are less that the carrying value of a property, an impairment loss is recognized based upon the estimated expected future net cash flows from the property discounted at an interest rate commensurate with the risk involved.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

All mine-related costs, other than acquisition costs, are expensed prior to the establishment of proven or probable reserves.  Reserves designated as proven and probable are supported by a final feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are legally extractable at the time of reserve determination.  Once proven or probable reserves are established, all development and other site-specific costs are capitalized.

Capitalized development costs and production facilities are depleted using the units-of-production method based on the estimated gold which can be recovered from the ore reserves processed.  There has been no change to the estimate of proven and probable reserves.  Lease development costs for non-producing properties are amortized over their remaining lease term if limited.  Maintenance and repairs are charged to expense as incurred.

The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset.  For Oregon Gold, asset retirement obligations primarily relate to the abandonment of ore-producing property and facilities.

Income taxes

The parent company, Pacific Gold, recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  Pacific Gold provides a valuation allowance on its consolidated financial statements for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48, on January 1, 2007. FIN 48 requires the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  As of September 30, 2008 the Company had no potentially dilutive common stock equivalents.

Environmental Remediation Liability

The Company has not begun mining in the claims held by Oregon Gold.  Until such time as mining activities commence, the Company believes that it has adequately mitigated any liability that could be incurred by the Company to reclaim lands disturbed in its mining process.

Financial Instruments

The Company’s financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

Stock based compensation

Effective January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment, (“SFAS 123(R)”).  SFAS 123(R) requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements.  Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model.  The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method.  Under this transition method, stock-based compensation cost is recognized beginning January 1, 2006, for all options granted after the date of adoption as well as the unvested portion of previously granted options based on the estimated fair value.

Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, the purpose of which is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R retains the fundamental provisions of SFAS No. 141, which it replaces, but is broader in scope than SFAS No. 141. This statement is effective for the Company beginning January 1, 2009. Earlier application is prohibited. The Company is currently assessing the potential impact that adoption of SFAS No. 141R will have on its financial statements.

Oregon Gold does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - PROPERTY AND EQUIPMENT

The sole assets of the company are its mining claims.  These claims are depleted on a units-of-production basis as gold is produced from the claims.

NOTE 3 –NOTE PAYABLE/RELATED PARTY TRANSACTIONS

Oregon Gold owed $508,899 to its parent company as of September 30, 2008.  The amount due is one note payable to the parent company and bears no interest. The parent company advances funds on an as needed basis to the Company.

NOTE 4 - INCOME TAXES

The parent company, Pacific Gold, files its corporate income tax returns on a consolidated basis.  Pacific Gold uses the asset/liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During 2007 Pacific Gold incurred net losses and, therefore, has no tax liability.

 NOTE 5 – COMMON STOCK

At the time of inception 100 common shares were issued to its parent company Pacific Gold Corp.  In August 2005, 100 shares were issued to the parent company as replacement for the shares cancelled upon merger with another subsidiary corporation of Pacific Gold Corp.  In April 2008, 9,999,900 shares were issued for payment of $9,999.90 of debt owed to Pacific Gold Corp.

 NOTE 6 – LEGAL PROCEEDINGS

Oregon Gold has initiated a Statement of Claim against Mr. Myron Corcoran in connection with the equipment Grants Pass Gold purchased from him.  Many pieces of the equipment proved not to work and in many instances the machinery had to be completely replaced.  Oregon Gold is arguing that it is owed a refund for the equipment and for loss of time and expenses.  In March, 2008 the Company was awarded a judgment for part of the amount sought and legal fees in this case. On July 1, 2008 the Company received approximately $50,000 in settlement of this claim.

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future financial statements or operations.

NOTE 7 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2008, the Company had a retained deficit of ($297,877), negative working capital of ($521,789) and cash flows from operations of $26,669 raising substantial doubt about its ability to continue as a going concern.  During the quarter ended September 30, 2008, the Company financed its operations through advances from its parent company and funds received from the settlement of the legal proceeding discussed in Note 6.

Management’s plan to address the Company’s ability to continue as a going concern includes: obtaining additional funding from the sale of the Company’s securities and establishing revenues.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. Should it be unsuccessful, the Company may need to discontinue its operations.

NOTE 8 – SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the SEC. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Management is currently unaware of any trends or conditions other than those previously mentioned in this management's discussion and analysis that could have a material adverse effect on our consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on our prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the company or to which the company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

The above identified risks are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

The financial information set forth in the following discussion should be read with the consolidated financial statements of Pacific Gold included elsewhere herein.

Introduction

Oregon Gold is engaged in the identification, acquisition, exploration and development of mining prospects believed to have gold mineralizations.  The main objective is to explore, identify, and develop commercially viable mineralizations on prospects over which the company has rights that could produce revenues. These types of prospects may also contain mineralization of metals often found with gold which also may be worth processing. Exploration and development for commercially viable mineralization of any metal includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate, and therefore, we may never produce any significant revenues.

Operations

In the third quarter of 2008, the Company was evaluating its development plans for the Company’s claims.

Oregon Gold has a number of prospects in the Siskiyou National Forest, in Josephine County Oregon.  These prospects cover approximately 280 acres of placer deposits in one area and another 37 acres in a second, almost contiguous area.  The property is accessible from a gravel road that connects with a local paved road.  Maintenance of the gravel road is moderate.  In some places a stream must be forded for access.  Generally, there is ample water from the perennial stream bordering the prospects available for exploratory and later implementation of the business plan.  Water use is subject to meeting permitting requirements.  Power will be available through generators brought to and operated onsite.

Oregon Gold currently owns the Defiance Mine and additional claims in Josephine County, Oregon.  The company operated the Defiance Mine during the summer and fall of 2004. Mining activity concluded for the winter at the end of November 2004.

In June of 2005 the Company conducted a testing program on the Bear Bench claims. The testing confirmed gold presence and indicates future testing is warranted. Currently the Company is focusing on its operations in Nevada at the Black Rock Canyon Mine.

In 2005, Pacific Gold Corp. completed a merger between Grants Pass Gold, Inc. and Oregon Gold, Inc. with Oregon Gold being the surviving entity. The Company undertook this exercise in order to consolidate its operations in the region.

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of gold in the quarter ended September 30, 2008.

Operating expenses for the quarter ended September 30, 2008, totaled $1,698 which are primarily legal and accounting fees.

Operating expenses for the quarter ended September 30, 2007, totaled $755. Primary expenses included legal fees and licensing.  The remaining expenses relate to general administrative expenses.

Liquidity and Capital Resources

Since inception to September 30, 2008, we have funded most of our operational expenses from advances from the parent company.  At September 30, 2008, we owe $508,899 to Pacific Gold Corp.

As of September 30, 2008, our assets totaled $234,052, which consisted primarily of mineral rights. Our total liabilities were $521,929 which consisted of the advance from Pacific Gold Corp. of $508,899 and accounts payable of $12,580. We had shareholders’ deficit of $287,877. Pacific Gold had negative working capital at September 30, 2008.

The Company will require additional capital to fund operations at its mine site, begin operations at additional mine sites and to fund exploration and development of additionally acquired prospects unless operations generate sufficient revenues to support its business plan.  The Company does not have any identified sources of capital at this time.  Unless the Company finds needed capital, it will have to change its business objectives and operational plans and curtail some or all of its current operations.  Because of its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the three months ended September 30, 2008.  The note indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the company may have to substantially curtail operations or terminate operations.  In such event, the stockholders may experience a loss of their investment, and the Company may not be able to continue.

New Accounting Pronouncements

Oregon Gold does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, its operating results, financial position, or cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of market fluctuations associated with commodity prices and foreign currency.  At this time, the Company has not entered into any hedging agreements due to limited value of transactions in foreign currency.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Oregon Gold, Inc. initiated a Statement of Claim against Mr. Myron Corcoran in connection with the equipment Grants Pass Gold purchased from him.  In March, 2008 the Company was awarded a judgment for part of the amount sought and legal fees in this case. The final amount was determined to be approximately $50,000 which the Company received in July 2008.

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future financial statements or operations.

ITEM 1A.  RISK FACTORS

You should consider carefully the following risks before you decide to invest in our common stock.

We do not have a long history of running our business upon which investors may evaluate our performance, and therefore investors bear all the risks of a company beginning to implement its business plan.

We are implementing our business plan for the Company which is in its earlier stages. We have engaged in activities of obtaining mineralization rights by staking and acquisition for various mining prospect areas, conducting exploratory activities, obtaining geological and engineering reports and initial extraction from alluvial deposits on two prospect areas and will begin similar activities for another prospect area when we have sufficient funds.  We have engaged in full scale production only on one prospect area.  There is a significant amount of additional work and investment necessary for us to demonstrate the efficacy of our overall business plan.  You should consider our business future based on the risks associated with our stage of development and our short operating history.  An investment in the company is speculative.

If we are not able to face and solve one or more of the challenges that a developing company in the mining industry typically encounters, we will not succeed in implementing our business plan.

We expect to face many challenges in our business.  These will include, but are not limited to:

•

Engaging and retaining the services of qualified geological, engineering and mining personnel and consultants;

•

Establishing and maintaining budgets;

•

Implementing appropriate financial controls;

•

Acquiring relevant mineralization data efficiently;

•

Staking and evaluating appropriate prospects;

•

Establishing initial exploration plans for mining prospects;

•

Obtaining and verifying studies to determine mineralization levels on our prospects;

•

Ensuring the necessary exploratory and operational permits are filed on a timely basis, and the necessary permits are maintained and approved by the federal and state authorities; and

•

Adhering to regulatory requirements.

The failure to address one or more of these above factors may impair our ability to carry out our business plan.  In that event, an investment in the company would be substantially impaired.

We will be dependent on locating and hiring, at economical rates, independent consultants and occasional workers for the implementation of our business plan without whom we will not meet the expected timing of implementation of our business plan.

To locate, obtain and evaluate prospects and to conduct excavation and processing of the alluvial matrix, we have relied upon and will continue to rely on consultants and occasional workers in addition to our own staff.  These persons will help us in the exploratory, development, extraction, and later stages of our business plan.  We may not be able to locate, employ or retain persons with the appropriate experience and skills to successfully execute our business plan.  The inability to do the proposed actions on a timely basis or at all may result in the delay of implementing our business plan, thereby causing additional expense or our business failure.

Mineral exploration has many inherent risks of operations that may prevent ultimate success.

Mineral exploration has significant risks.  Some of the exploratory risks include the following:

•

It is dependent on locating commercially viable mineralizations in staked and leased prospects and skillful management of prospects once found or located.

•

Mineralization may vary substantially in a prospect, rendering what was initially believed a profitable mineralization of little or no value.  This is particularly true in alluvial deposits where sought mineralization is likely to be unevenly located within the gravel composition and matrix.

•

Mineral exploration and ultimate exploitation may be affected by unforeseen changes including:

•

Changes in the value of minerals;

•

Changes in regulations;

•

Environmental concerns;

•

Technical issues relating to extraction, such as rock falls, subsidence, flooding and weather conditions; and,

•

Labor issues.

Any of these individually or together could delay or halt implementation of the business plan or raise costs to levels that may make it unprofitable or impractical to pursue our business objectives.

Our business future is dependent on finding prospects with sufficient mineralization, grade and consistency without which it may not be practical to pursue the business plan, and investors will lose their investment.

Our business model depends on locating prospects with commercially sufficient amounts of gold.  Until actual extraction and processing, we will not know if our prospects have commercially viable mineralizations of metals that can be profitably marketed.  Even if initial reports about mineralization in a particular prospect are positive, subsequent activities may determine that the prospect is not commercially viable.  Thus, at any stage in the exploration and development process, we may determine there is no business reason to continue, and at that time, our financial resources may not enable us to continue exploratory operations and will cause us to terminate our current business plan.

Regulatory compliance is complex and the failure to meet all the various requirements could result in loss of a staked prospect, fines or other limitations on the proposed business.

We will be subject to regulation by numerous federal and state governmental authorities, but most importantly, by the Federal Environmental Protection Agency, the Federal Department of the Interior, the Bureau of Land Management, and the Forest Service, and comparable state agencies.  The failure or delay in making required filings and obtaining regulatory approvals or licenses will adversely affect our ability to explore for viable mineralizations and carry out subsequent aspects of our business plan.  The failure to obtain and comply with any regulations or licenses may result in fines or other penalties, and even the loss of our rights over a prospect.  We expect compliance with these regulations to be a substantial expense in terms of time and cost.  Therefore, compliance with or the failure to comply with applicable regulation will affect our ability to succeed in our business plan and ultimately to generate revenues and profits.

Our business plan is premised on the price of minerals in the global markets.

Our business plan depends on the price of minerals in the global markets.  The viability of any commercialization of minerals will depend on the cost of recovery versus the market price of the mineral and whether or not it has uses in the markets.  An increase in market use and price will encourage industry interest in United States mine development of smaller operations such as our prospects and improve the likelihood of our overall success.  If the price and/or use of minerals do not increase appreciably, then it is the belief of Oregon Gold that current sources of the minerals we are seeking will remain adequate for market supply and sources like those we are attempting to identify and explore will become marginalized.  The viability of our business plan is also dependant on the price of minerals remaining at least at current prices.  If prices fall substantially from the current levels, then our costs will be such that there will be insufficient profit margins and incentives to pursue our business plan.  In that event, Oregon Gold will have to curtail its business plan and investors will lose their investment.

Competition may develop which will be better able to locate, stake and explore new mineral sources more cost effectively and quicker than Oregon Gold.

There are numerous junior and developed mining, exploration and production companies in existence that may be attracted to the mining businesses if the uses of the minerals or prices increase.  We believe there are a significant number of companies around the world that could command greater resources than those available to Oregon Gold to locate, stake, explore and extract mineral resources if there were sufficiently improved economic incentives.  These companies likely would be able to reach production stages sooner than Oregon Gold and obtain market share before us.

Oregon Gold will compete with other mining enterprises for appropriate consultants and employees.

Oregon Gold will compete in the hiring of appropriate geological, engineering, permitting, environmental and other operational experts to assist with the location, exploration and development of staked prospects and implementation of its business plan.  We believe we will have to offer or pay appropriate cash compensation and options to induce persons to be associated with an early-stage exploration company.  If Oregon Gold is unable to make appropriate compensation packages available to induce persons to be associated with it because of its limited resources, we will not be able to hire the persons we need to carry out our business plan.  In that event, investors will have their investment impaired or it may be entirely lost.

Oregon Gold will require additional capital to fund expanded operations, without which we will have to curtail our plans; and investors may lose the potential of their investment.

For Oregon Gold to expand its operations in its current prospects and acquire additional prospects, it is anticipated that it will need additional capital.  The mining business, in all of its aspects, requires significant capital. Without additional capital, Oregon Gold will have to curtail or substantially modify its overall business plan or abandon elements of it.  Because all of the assets of Oregon Gold and its subsidiaries are pledged to secure some of the outstanding debt of the company, it may be difficult to obtain necessary financing.

As of September 30, 2008, Oregon Gold had approximately $521,000 in debt, which if it cannot repay when due, will permit the holders to seek renegotiation or bankruptcy alternatives, the result of which could terminate implementation of the business plan.

Oregon Gold has approximately $509,000 of debt due to a stockholder, $12,000 in trade payables and accrued liabilities. From time to time, the company may also have trade debt and equipment financing outstanding. If Oregon Gold is unable to repay any of its obligations when due, the creditor could put the company into bankruptcy or force renegotiation of the terms of outstanding debt on terms that may be substantially less favorable. In either event, the ability of Pacific Gold to pursue its business plan will be impaired and the equity of the company will become worthless.

Oregon Gold does not have any identified sources of additional capital, the absence of which may prevent it from continuing its operations.

Oregon Gold does not have any arrangements with any investment banking firms or institutional lenders.  Because we will need additional capital in the future, we will have to expend significant effort to raise operating funds.  These efforts may not be successful, and they may be disruptive to our executives other responsibilities and our operations.  In the absence of necessary capital, Oregon Gold will have to limit or curtail operations.  Because all of the assets of Oregon Gold and its subsidiaries are pledged to secure some of the outstanding debt of the company, it may be difficult to obtain necessary financing.

The market price of the shares may fluctuate greatly. Investors in the company bear the risk that they will not recover their investment.

Trading in our common stock has been subject to large volume and price fluctuations. Therefore, there is no clearly established market for our shares at this time.  The public market price is likely to be influenced by the price at which and the amount of shares the selling stockholder is attempting to sell at any point in time with the possible effect of limiting the trading price or lowering it to their offering price. Shares such as those of Oregon Gold are also subject to the activities of persons engaged in short selling the securities which have the effect of driving the price down.  Therefore, the price of our common stock is likely to fluctuate widely.  A full and stable trading market for our common stock may never develop in which event; any holder of our shares may not be able to sell at the time he elects or at all.

Because the common stock is a “penny stock,” investors in our common stock may not be able to resell shares they own in the public markets; therefore they may not be able to recover their investment.

The shares are defined as a penny stock under the Securities and Exchange Act of 1934 and rules of the SEC.  These rules impose additional sales practice and disclosure requirements on broker-dealers who sell our shares to persons other than certain accredited investors.  For covered transactions, a broker-dealer must make a suitability determination for each purchaser and receive a purchaser’s written agreement prior to sale.  In addition, the broker-dealer must make certain mandated disclosures in transactions of penny stocks.  Consequently, these rules may affect the ability of broker-dealers to make a market in our common stock and may affect the investors’ ability to resell shares purchased in this offering.  These transaction rules also may have a depressive effect on the market because brokers cannot generally recommend an investment in Oregon Gold.  Therefore, in all likelihood, a public market will be slow to develop, if at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1

Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. *

*    Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	OREGON GOLD, INC.

By:	/s/ Mitchell Geisler
Mitchell Geisler, President
(Chief Executive Officer)

Date:	November 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mitchell Geisler	Chief Executive Officer and Director	November 14, 2008
Mitchell Geisler

/s/ Mitchell Geisler	Secretary, Treasurer and Director	November 14, 2008
Mitchell Geisler

/s/ Mitchell Geisler	Chief Financial Officer	November 14, 2008
Mitchell Geisler