Form 10-K
period 2008-12-31
Oregon Gold, Inc.
filed 2009-04-14
CIK 1439254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER     000-53307

OREGON GOLD, INC.

(Exact name of registrant as specified in charter)

OREGON	98-0408707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

465 South Meadows Parkway #20, Reno, Nevada	89521
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (888) 257-4193

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the above Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

 ☐

Accelerated filer

☐

Non-accelerated filer

 ☐

Smaller reporting company

☒

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 126-2 of the Exchange Act.  Yes  ☐ No  ☒

As of March 31, 2009, the Company had outstanding 10,000,100 shares of its common stock, par value $0.001.

Documents Incorporated by Reference:  None

PART I

ITEM 1. BUSINESS

BUSINESS

Oregon Gold, Inc. (“Oregon Gold” or the “Company”) is engaged in the identification, acquisition, exploration and development of mining prospects believed to have gold mineralizations.  The main objective is to explore, identify, and develop commercially viable mineralizations on prospects over which the Company has rights that could produce revenues. These types of prospects may also contain mineralization of metals often found with gold which also may be worth processing. Exploration and development for commercially viable mineralization of any metal includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate, and therefore, we may never produce any significant revenues.

We currently do not have capital to implement our business plan and must obtain funding. If we do not receive funding, we will have to discontinue our business plan.  The independent auditors of Oregon Gold have qualified their opinion as to our ability to continue as a going concern.  To fund our operations, we intend to seek either debt or equity capital or both, or the possibility of a merger with a business with ongoing profitable operations, among other things.

Oregon Gold has no commitments for funding from unrelated parties or any other agreements that will provide working capital.  We cannot give any assurance that Oregon Gold will locate any funding or enter into any agreements that will provide the required operating capital, especially in light of the current global economic crises.

Gold Orientation

Throughout history gold has been a desired metal for monetary purposes and for jewelry. Because there is an active market for gold and consistent demand and use, we believe that if we find a viable mineralization, we will be able to sell any gold we produce with little difficulty.  Of course, there is no assurance that we will find any mineralization or one that is commercially viable.  Fundamentally, whether or not a mineralization is viable depends on the cost of production versus the price at which we can dispose of the metal.  We believe that alluvial and placer deposits are less expensive to operate to produce saleable product.  We also believe that the required filings and permits are easier to obtain for these kinds of prospects than for underground mines.  Based on the current estimates of operating costs and the current price of gold in the global market, we believe these kinds of prospects can be operated profitably if there is a sufficient percentage of the mineralization in a particular prospect to be commercially viable.

We have obtained and in the future will seek prospects in areas where there have been previous mining operations.  We believe that this gives some indication that there may be mineralizations within our prospects to justify the cost of staking, maintenance and exploration.

Recent Events

On March 9, 2009, our parent corporation, Pacific Gold, Corp., distributed 2,000,000 shares of our common stock, representing 20% of the Company, by way of a stock dividend to its record holders as of March 2, 2009.

Oregon Gold, Inc.

Oregon Gold has a number of prospects in the Siskiyou National Forest, in Josephine County, Oregon.  These prospects cover approximately 280 acres of placer deposits in one area and another 37 acres in a second, almost contiguous area.  The property is accessible from a gravel road that connects with a local paved road.  Maintenance of the gravel road is moderate.  In some places a stream must be forded for access.  Generally, there is ample water from the perennial stream bordering the prospects available for exploratory and later implementation of the business plan.  Water use is subject to meeting permitting requirements.  Power will be available through generators brought to and operated onsite.

Oregon Gold currently owns the Defiance Mine and additional claims in Josephine County, Oregon.  The company operated the Defiance Mine during the summer and fall of 2004. Mining activity concluded for the winter at the end of November 2004.  The Company plans to initiate a new mining plan of operations on its claims in Josephine County, if adequate funding is obtained.

In June of 2005, the Company conducted a testing program on the Bear Bench claims. The testing confirmed gold presence and indicates future testing is warranted.

Regulation

The exploration and development of a mining prospect is subject to regulation by a number of federal and state government authorities.  These include the United States Environmental Protection Agency and the Bureau of Land Management as well as the various state environmental protection agencies.  The regulations address many environmental issues relating to air, soil, and water contamination and apply to many mining related activities including exploration, mine construction, mineral extraction, ore milling, water use, waste disposal, and use of toxic substances.  In addition, we are subject to regulations relating to labor standards, occupational health and safety, mine safety, general land use, export of minerals, and taxation.  Many of the regulations require permits or licenses to be obtained and the filing of Notices of Intent and Plans of Operations, the absence of which or inability to obtain will adversely affect the ability for us to conduct our exploration, development and operation activities.  The failure to comply with the regulations and terms of permits and licenses may result in fines or other penalties or in revocation of a permit or license or loss of a prospect.

We must comply with the annual staking and patent maintenance requirements of the State of Oregon and the United States Bureau of Land Management.  We must also comply with the filing requirements of our proposed exploration and development, including Notices of Intent and Plans of Operations.  In connection with our exploration and assessment activities, we have pursued necessary permits where exemptions have not been available although, to date, most of these activities have been done under various exemptions.  We will need to file for water use and other extractive-related permits in the future.

Competition

We expect to compete with many mining and exploration companies in identifying and acquiring claims with gold mineralization. We believe that most of our competitors have greater resources than us. We also expect to compete for qualified geological and environmental experts to assist us in our exploration of mining prospects, as well as any other consultants, employees and equipment that we may require in order to conduct our operations. We cannot give any assurances that we will be able to compete without adequate financial resources.

Employees

We currently employ one person, our chief executive officer Mr. Mitchell Geisler, who devotes his time to other projects as well as the affairs of the Company.  We do not have any other employees at this time.

We expect to hire heavy machinery operators, geological experts, engineers and other operations consultants and independent contractors and laborers from time to time, for differing periods to facilitate the implementation of our business plan.

Executive Offices

Our principal executive offices are located at 465 South Meadows Parkway, Suite 20, Reno, Nevada 89521. Our telephone number is (888) 257-4193.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 2. PROPERTIES

All mining claims owned or leased by Oregon Gold, Inc. are federal mining claims under the jurisdiction of the Bureau of Land Management and/or the United States Forest Service. The claims are valid for one year and require a renewal prior to September 1st each year.

Oregon Gold, Inc. has 14 placer claims covering approximately 280 acres in Josephine County, Oregon. Included in these claims is the Defiance Mine, a fully permitted, previously operational mine located in southwestern Oregon. The Defiance Mine is approximately 37.5 acres in size. The Company has a 5% net smelter royalty payable only on the 37.5 acres covered by the Defiance Mine.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock did not begin trading on the Over-the-Counter Bulletin Board (“OTCBB”) until March 17, 2009.

Our common shares are designated as “penny stock”.  The SEC has adopted rules (Rules 15g-2 through l5g-6 of the Exchange Act), which regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions.  The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules.  Since our common shares are subject to the penny stock rules, persons holding or receiving such shares may find it more difficult to sell their shares.  The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell the shares and the ability of shareholders to sell their stock in any secondary market.

The trading volume in our common stock has been and is extremely limited. The limited nature of the trading market can create the potential for significant changes in the trading price for our common stock as a result of relatively minor changes in the supply and demand for common stock and perhaps without regard to our business activities.

The market price of our common stock may be subject to significant fluctuations in response to numerous factors, including: variations in our annual or quarterly financial results or those of our competitors; conditions in the economy in general; announcements of key developments by competitors; loss of key personnel; unfavorable publicity affecting our industry or us; adverse legal events affecting us; and sales of our common stock by existing stockholders.

We have not paid any dividends to date. We can give no assurance that our proposed operations will result in sufficient revenues to enable profitable operations or to generate positive cash flow. For the foreseeable future, we anticipate that we will use any funds available to finance the growth of our operations and that we will not pay cash dividends to stockholders. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, restrictions imposed by lenders and financial condition, and other relevant factors.

As of the date of this Annual Report, we have not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

As of March 9, 2009 we have 58 shareholders of record of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Management is currently unaware of any trends or conditions other than those mentioned in this discussion and analysis that could have a material adverse effect on the Company's financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and (vi) a very competitive and rapidly changing operating environment.

The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

The financial information set forth in the following discussion should be read with the financial statements of Oregon Gold included elsewhere herein.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company had no revenues from the sale of gold for the year ended December 31, 2008 or 2007.

The Company had extraordinary income from the settlement of its lawsuit against Myron Corcoran in the amount of $50,396.  The cash generated from the extraordinary item was used to repay part of the note advanced from its parent.  Operating expenses for the year ended December 31, 2008 totaled $37,440.   Legal and professional fees of $32,309 were incurred for services performed with respect to the lawsuit against Mr. Corcoran, mining prospect evaluation, as well as SEC reporting compliance and accounting fees.   The remaining expenses relate to office and general administrative costs. We believe we will incur substantial expenses for the near term as we progress with our evaluations of future mining prospects.

Operating expenses for the year ended December 31, 2007 totaled $11,687.  Legal and professional fees of $6,197 were incurred for services performed for the acquisition and evaluation of the mining prospects as well as for SEC reporting compliance and accounting fees. The remaining expenses relate to office, general and administrative costs.

Liquidity and Capital Resources:

Since inception to December 31, 2008, we have funded our operations with advances from Pacific Gold, our parent company, and a settlement from a lawsuit.  At December 31, 2008, we had unsecured loans from our parent company and related companies in an aggregate amount of $519,531.

As of December 31, 2008, our assets totaled $224,961, which consisted primarily of mineral rights. Our total liabilities were $524,506 which primarily consisted of notes payable to our parent and related companies, accounts payable and accrued expenses of $4,975. We had an accumulated deficit of $309,545. Oregon Gold had negative working capital of $4,915 at December 31, 2008.

Our independent auditors, in their report on the financial statements, have indicated that the Company has experienced recurring losses from operations and may not have enough cash and working capital to fund its operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. Management has made a similar note in the financial statements.  As indicated herein, we have need of capital for the implementation of our business plan, and we will need additional capital for continuing our operations.  We do not have sufficient revenues to pay our expenses of operations.  Unless the Company is able to raise working capital, it is likely that the Company either will have to cease operations or substantially change its methods of operations or change its business plan.

Significant Accounting Policies

Cash and Cash Equivalents

For purposes of the statement of cash flows, Oregon Gold considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash in excess of FDIC federally insured limits as of December 31, 2008 and 2007.

Revenue Recognition

Oregon Gold recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery.  For the years ended December 31, 2008 and 2007, there was no revenue.

Accounts Receivable/Bad Debt

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  As of December 31, 2008 and 2007, there was no allowance for bad debts.

Property and Equipment

Property and equipment are valued at cost.  Additions are capitalized and maintenance and repairs are charged to expense as incurred.  Gains and losses on dispositions of equipment are reflected in operations.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

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

The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset.  For Oregon Gold, asset retirement obligations primarily relate to the abandonment of ore-producing property and facilities. There are currently no obligations.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN No. 48 on January 1, 2007. FIN No. 48 requires the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  As of December 31, 2008 and 2007, the Company had no potentially dilutive common stock equivalents.

Environmental Remediation Liability

The Company has not begun mining in the claims held by Oregon Gold.  Until such time as mining activities commence, the Company believes that it has adequately mitigated any liability that could be incurred by the Company to reclaim lands disturbed in its mining process.

Financial Instruments

The Company’s financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the financial statements.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment.  SFAS No. 123(R) requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements.  Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model.  The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method.  Under this transition method, stock-based compensation cost is recognized beginning January 1, 2006, for all options granted after the date of adoption as well as the unvested portion of previously granted options based on the estimated fair value.

Development Stage Company

The Company is considered a development stage company pursuant to FASB No. 7. Users of the financial statements should be familiar with this statement and its effect on the financial statements.

New Accounting Pronouncements

Oregon Gold does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Oregon Gold’s results of operations, financial position, or cash flow.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. This statement was effective for the Company beginning January 1, 2008. The Company does not expect that adoption of SFAS No. 159 will have any impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, the purpose of which is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) retains the fundamental provisions of SFAS No. 141, which it replaces, but is broader in scope than SFAS No. 141. This statement is effective for the Company beginning January 1, 2009. Earlier application is prohibited. The Company is currently assessing the potential impact that adoption of SFAS No. 141(R) will have on its financial statements.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements.  Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model.  The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method.  Under this transition method, stock-based compensation cost is recognized beginning January 1, 2006, for all options granted after the date of adoption as well as the unvested portion of previously granted options based on the estimated fair value.

Off Balance Sheet Arrangements

None.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

 Oregon Gold, Inc

 We have audited the accompanying balance sheets of Oregon Gold, Inc (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. The financial statements for the period from February 18, 2003 (inception) through December 31, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements. Our opinion on the consolidated statements of operations, stockholders' deficit and cash flows for the period February 18, 2003 (inception) through December 31, 2006, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the reports of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oregon Gold, Inc as of December 31, 2008 and 2007, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC

 www.mkacpas.com

 Houston, Texas

April 9, 2009

Oregon Gold, Inc.

(A Development Stage Company)

(A Wholly Owned Subsidiary of Pacific Gold Corp.)

Balance Sheets

As of December 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets:
Cash	$2	$152
Accounts Receivable, net	58	-
Total Current Assets	60	152

Property and Equipment:
Proved Development
Acquisition and Development Costs	225,195	225,195
Less: Accumulated Depletion	(294)	(283)
Total Property and Equipment, net	224,901	224,912

TOTAL ASSETS	$224,961	$225,064

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$4,975	$5,965
Total Current Liabilities	4,975	5,965

Long-term Liabilities:
Notes Payable - Parent and Related Companies	519,531	541,589
Total Liabilities	524,506	547,554

Stockholders' Deficit:
Common Stock - $0.001 par value; 100,000,000 shares authorized, 10,000,100 and 200 shares issued and outstanding as of December 31, 2008 and 2007, respectively	10,000	-
Additional Paid-in Capital	-	-
Deficit Accumulated during the Development Stage	(309,545)	(322,490)
Total Stockholders' Deficit	(299,545)	(322,490)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$224,961	$225,064

See accompanying notes to financial statements

Oregon Gold, Inc.

(A Development Stage Company)

(A Wholly Owned Subsidiary of Pacific Gold Corp.)

Statements of Operations

For the Years Ended December 31, 2008 and 2007

and the Period from Inception (February 18, 2003) to December 31, 2008

	2008	2007	From inception to December 31, 2008
Revenue:
Total Revenue	$-	$-	$61,562
Production Costs:
Production Costs	-	-	104,996
Depreciation and depletion	11	-	11,614
Total Production Costs	11	-	116,610

Operating Expenses:
Mineral Rights Expense	4,715	4,710	32,485
General and Administrative	32,725	6,977	271,510
Loss on Sale of Assets	-	-	902
Total Operating Expenses	37,440	11,687	304,897

Operating Income (Loss)	(37,451)	(11,687)	(359,945)

Other Income (Expense)	50,396	-	50,400

Net Income (Loss) before Taxes	12,945	(11,687)	(309,545)

Income Taxes:
Total Income Taxes	-	-	-

Net Income (Loss) after Taxes	12,945	(11,687)	(309,545)

Net Income (Loss)	$12,945	$(11,687)	$(309,545)

Basic and Diluted Earnings/(Loss) per Share	$0.00	$(58.44)

Weighted Average Shares Outstanding:
Basic and Diluted	7,890,532	200	-

See accompanying notes to the financial statements

Oregon Gold, Inc.

(A Development Stage Company)

(A Wholly Owned Subsidiary of Pacific Gold Corp.)

Statement of Changes in Stockholder's Deficit

For the Period from Inception (February 18, 2003) through December 31, 2008

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Shares	Capital	Deficit	Total
Inception, February 18, 2003	100	$-	$-	$-	$-
Net loss	-	-	-	(83,823)	(83,823)
Balance, December 31, 2003	100	$-	$-	$(83,823)	$(83,823)

Net loss	-	-	-	(26,874)	(26,874)
Balance, December 31, 2004	100	$-	$-	$(110,697)	$(110,697)

Issuance on Merger with Grants Pass Gold	100
Net loss	-	-	-	(159,789)	(159,789)
Balance, December 31, 2005	200	$-	$-	$(270,486)	$(270,486)

Net loss	-	-	-	(40,317)	(40,317)
Balance, December 31, 2006	200	$-	$-	$(310,803)	$(310,803)
Net loss	-	-	-	(11,687)	(11,687)
Balance, December 31, 2007	200	$-	$-	$(322,490)	$(322,490)

Issuance of common shares for related party debt forgiveness	9,999,900	10,000	-	-	10,000
Net Income	-	-	-	12,945	12,945
Balance, December 31, 2008	10,000,100	$10,000	$-	$(309,545)	$(299,545)

See accompanying notes to the financial statements

Oregon Gold, Inc.

(A Development Stage Company)

(A Wholly Owned Subsidiary of Pacific Gold Corp.)

Statements of Cash Flows

For the Years Ended December 31, 2008 and 2007 and

the Period from Inception (February 18,2003) to December 31,2008

	2008	2007	From inception to December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$12,945	$(11,687)		$(309,545)
Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by (Used in) Operating Activities:
Common Stock issued for Services	-	-		10,000
Depreciation and Depletion	11	-		294
Changes in:
Accounts Receivable	(58)	231		(58)
Accounts Payable	(990)	5,965		4,975
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	11,908	(5,491)		(294,334)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	-	-		(225,195)
NET CASH USED IN INVESTING ACTIVITIES	-	-		(225,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Stockholder Notes Payable	(33,030)	-		(33,030)
Proceeds from Stockholder Notes	20,972	4,679		552,561
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(12,058)	4,679		519,531

NET CHANGE IN CASH	(150)	(812)		2

CASH AT BEGINNING OF PERIOD	152	964		-

CASH AT END OF PERIOD	$2	$152		$2

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$-	$-	$
Cash paid during the year for income taxes	$-	$-	$

NON-CASH TRANSACTIONS:
Issuance of common shares for related party debt forgiveness	$10,000	$-		$10,000

See accompanying notes to the financial statements

Oregon Gold, Inc.

(A Development Stage Company)
(A Wholly Owned Subsidiary of Pacific Gold Corp.)

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Oregon Gold, Inc. (“Oregon Gold” or the “Company”) was incorporated in Oregon on February 18, 2003, under the name of GL Gold, Inc.  On June 6, 2003, the Company filed an amendment with the State of Oregon changing its name to Oregon Gold, Inc. Oregon Gold is a wholly-owned subsidiary of Pacific Gold Corp. (“Pacific Gold” or the “parent company”).

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Oregon Gold considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash in excess of FDIC federally insured limits and no cash equivalents as of December 31, 2008 and 2007.

Revenue Recognition

Oregon Gold recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery.  For the years ended December 31, 2008 and 2007, there was no revenue.

Accounts Receivable/Bad Debt

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  As of December 31, 2008 and 2007, there was no allowance for bad debts.

Property and Equipment

Property and equipment are valued at cost.  Additions are capitalized and maintenance and repairs are charged to expense as incurred.  Gains and losses on dispositions of equipment are reflected in operations.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

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

The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset.  For Oregon Gold, asset retirement obligations primarily relate to the abandonment of ore-producing property and facilities. There are currently no obligations.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN No. 48 on January 1, 2007. FIN No. 48 requires the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  As of December 31, 2008 and 2007, the Company had no potentially dilutive common stock equivalents.

Environmental Remediation Liability

The Company has not begun mining in the claims held by Oregon Gold.  Until such time as mining activities commence, the Company believes that it has adequately mitigated any liability that could be incurred by the Company to reclaim lands disturbed in its mining process.

Financial Instruments

The Company’s financial instruments, when valued using market interest rates, would not be materially different from the amounts presented in the financial statements.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment.  SFAS No. 123(R) requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements.  Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period.   The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model.  The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method.  Under this transition method, stock-based compensation cost is recognized beginning January 1, 2006, for all options granted after the date of adoption as well as the unvested portion of previously granted options based on the estimated fair value.

Development Stage Company

The Company is considered a development stage company pursuant to FASB No. 7. Users of the financial statements should be familiar with this statement and its effect on the financial statements.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. This statement was effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, the purpose of which is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) retains the fundamental provisions of SFAS No. 141, which it replaces, but is broader in scope than SFAS No. 141. This statement is effective for the Company beginning January 1, 2009. Earlier application is prohibited. The Company is currently assessing the potential impact that adoption of SFAS No. 141(R) will have on its financial statements.

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

NOTE 3 –NOTE PAYABLE/RELATED PARTY TRANSACTIONS

Oregon Gold owed $519,531 and $541,589 to its parent company as of December 31, 2008 and 2007, respectively.  The amount due is one note payable to the parent company and bears no interest. The parent company advances funds on an as needed basis to the Company.

NOTE 4 - INCOME TAXES

The parent company, Pacific Gold, files its corporate income tax returns on a consolidated basis.  Pacific Gold uses the asset/liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During the years ended December 31, 2008 and 2007, Pacific Gold incurred net losses and, therefore, has no tax liability.

NOTE 5 – COMMON STOCK

At the time of inception, 100 common shares were issued to Oregon Gold’s parent company, Pacific Gold Corp.  In 2005, 100 shares were issued in a merger with another subsidiary of Pacific Gold Corp.  In 2008, there were 9,999,900 common shares issued to Pacific Gold Corp. as payment for a portion of the debt owed to the parent company. The shares issued in 2008 were priced at par value for the Company’s common stock.

NOTE 6 – LEGAL PROCEEDINGS

Oregon Gold initiated a Statement of Claim against Mr. Myron Corcoran in connection with equipment purchased from him.  Many pieces of the equipment proved not to work and in many instances the machinery had to be completely replaced.  Oregon Gold argued that it was owed a refund for the equipment and for loss of time and expenses.  In March 2008, the Company was awarded a judgment for part of the amount sought and legal fees in this case, totaling $50,396. The final cash amount, received on July 1, 2008, was approximately $33,000 after legal fees.

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future financial statements or operations.

NOTE 7 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2008, the Company had a retained deficit of $309,545, negative working capital of $4,915 and cash flows from operations of $11,908, raising substantial doubt about its ability to continue as a going concern.  During the year ended December 31, 2008, the Company financed its operations through advances from its parent company and proceeds from a legal settlement.

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

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to year end, the Company’s parent company, Pacific Gold Corp., distributed 2,000,000 shares of Oregon Gold to stockholders of Pacific Gold Corp. as a stock dividend.  The shares were distributed on March 9, 2009 and the Company’s shares began trading on March 17, 2009 on the Over-the-Counter Bulletin Board (“OTCBB”).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 23, 2008 the Company notified Robnett & Company LP (“Robnett”), the Company’s independent registered public accounting firm, that the Company engaged a new independent registered public accounting firm and thereby was terminating its relationship with Robnett.  The decision to change independent registered public accounting firms was approved by the Company’s Board of Directors.

Robnett’s reports on the Company’s financial statements for the two fiscal years ended December 31, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years ended December 31, 2007 and 2006, and through December 23, 2008, there were no disagreements between the Company and Robnett on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Robnett would have caused it to make a reference to the subject matter of the disagreements in connection with their report on the Company’s financial statements for such years.  There were no reportable events (as described under Item 304(a)(1)(v) of Regulation S-K) during the Company’s two most recent fiscal years ended December 31, 2007 and 2006, or the interim period through December 23, 2008.

On December 23, 2008, the Company engaged M&K CPAs PLLC (“M&K”) as its new independent registered public accounting firm.  The engagement of M&K was approved by the Company’s Board of Directors.  During the Company’s two most recent fiscal years ended December 31, 2007 and 2006 and through December 23, 2008, neither the Company nor anyone acting on its behalf consulted with M&K regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed;  or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report was provided to the Company or oral advice was provided that M&K concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008. Their evaluation was carried out with the participation of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective.

There has been no change in the Company’s internal control over financial reporting that occurred in the fourth quarter ended December 31, 2008, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of Oregon Gold Inc. (“Oregon” or “the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for the Company.  As defined by the Securities and Exchange Commission (Rule 13a-15(f) under the Exchange Act of 1934, as amended), internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

Under the direction of the Chief Executive Officer, management began an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters.  However, at this time, management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of additional employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation, and report to the registered public accounting firm of the Company about this condition.  We have identified the following material weaknesses:

1.

 As of December 31, 2008, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2008, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered accounting firm pursuant to temporary rules of the SEC that permit only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

There is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information concerning the sole director and executive officer of Oregon Gold, Inc. and his age and positions. Directors hold office until the next annual stockholders' meeting and thereafter until their successor is elected and qualified. Officers serve at the pleasure of the Board of Directors.

NAME	AGE	POSITIONS
Mitchell Geisler	38	Chairman, President, Treasurer and Secretary

Mr. Mitchell Geisler has been the President of Oregon Gold since 2003.  From 1998 to 2001, Mr. Geisler was president and operator of the Toronto-based 52 Restaurants Inc.  Mr. Geisler is a graduate of Toronto’s York University in Toronto, and also studied at the University of Tel Aviv.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding shares of the Company's Common Stock, to file initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of Common Stock with the Commission. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2008, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2008, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, to its knowledge all the Section 16(a) filing requirements applicable to such persons with respect to fiscal year ended December 31, 2008 were complied with.

AUDIT COMMITTEE AND FINANCIAL EXPERT

We are not required to have and we do not have an Audit Committee. The Company's sole director performs  some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no audit committee financial expert. Our sole director has financial statement preparation and interpretation ability obtained over the years from past business experience and education. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of the nature of our current limited operations, we believe the services of a financial expert are not warranted.

CODE OF ETHICS

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Securities and Exchange Commission and in other public communications made by the Company;

•

Compliance with applicable government laws, rules and regulations;

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and,

•

Accountability for adherence to the code.

We have not adopted a formal code of ethics statement. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons who are also the officers and directors and many of the persons employed by the Company are independent contractors, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.

SHAREHOLDER-DIRECTOR COMMUNICATION

We have neither a nominating committee for persons to be proposed as directors for election to the Board of Directors nor a formal method of communicating nominees from shareholders. We do not have any restrictions on shareholder nominations under our certificate of incorporation or by-laws. The only restrictions are those applicable generally under Oregon Corporate Law and the federal proxy rules. Currently the board of directors decides on nominees, on the recommendation of one or more members of the board. None of the members of the board of directors are "independent." The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to any of the board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, the board of directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and money management.

Because the management and director of the Company is the same person, the board of directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the boards attention by virtue of the co-extensive employment.

The board of directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance.

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our officers and directors for the fiscal years ended December 31, 2008, 2007 and 2006.

				STOCK	OPTION	TOTAL
		SALARY	BONUS	AWARDS	AWARDS	COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	($)	($)	($)	($)	($)
Mitchell Geisler	2008	$0	$0	$0	$0	$0
President & Director	2007	$0	$0	$0	$0	$0
	2006	$0	$0	$0	$0	$0

At this time, Mr. Geisler has no compensation arrangement with Oregon Gold as he is an employee of Pacific Gold Corp. and expects to divide his time and efforts between Oregon Gold with other projects in which he is involved.

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program and Philosophy

The Company has one executive officer who is also the Company’s sole director.  The Board of Directors serves as the Company’s compensation committee and initiates and approves compensation decisions.

The goal of the compensation program is to adequately reward the efforts and achievements of executive officers for the management of the Company.  The Company has no pension plan and no deferred compensation arrangements.  The Company has not used a compensation consultant in any capacity.

At this time there are no compensation arrangements in place for our executive officer.

Compensation of Directors

Persons who are directors and employees are not currently additionally compensated for their services as a director.  There is no plan in place for compensation of persons who are directors who are not employees, but it is expected that in the future we will create a remuneration and expense reimbursement plan. It is anticipated that such a plan would be primarily based on stock options.

Other Compensation Arrangements

Our executive officer’s primary occupation is with our parent company Pacific Gold Corp.  His employment agreement with Pacific encompasses salary, stock compensation, vacation and benefits.  For details with respect to Mr. Geisler’s compensation, please see the Annual Report on Form 10-K of Pacific Gold Corp.

Employment Agreements

The executive officer of the Company has no employment agreement in place with the Company at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 9, 2009, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP
Pacific Gold Corp. (1)	8,000,100	80%
Mitchell Geisler (1)	10,134	0.1%

All executive officers and directors as a group (one person)	10,134	0.1%

______________

*

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(1) The  business address is: Pacific Gold Corp., 157 Adelaide Street West, Suite 508, Toronto, Ontario, M5H 4E7.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of December 31, 2008, the Company received various loans totaling $519,531 from Pacific Gold Corp. and related companies in order to fund the business operations.  These loans are non-interest bearing and have no specific terms of repayment.  During 2008, the Company repaid a portion of the loan from the proceeds it received from its judgment against Myron Corcoran et al.  The Company issued Pacific Gold 9,999,900 shares in exchange for cancellation of $10,000 of the loan.  The balance of these loans totaled $541,589 at December 31, 2007.  The executive officer of the Company is also a director and officer of Pacific Gold Corp.

Mitchell Geisler, our sole director, is also our sole executive officer and therefore, is not an independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company paid audit and financial statement review fees totaling $13,192 for the fiscal year ended December 31, 2008 and $0 for the fiscal year ended December 31, 2007 to Robnett & Company LP, our former independent accountants.  We paid $7,500 to M&K CPAS, PLLC, our new auditors for the combined audits for the years ended December 31, 2008 and 2007.

Audit-Related Fees

The Company paid audit-related fees totaling $0 for the fiscal year ended December 31, 2008.

Tax Fees

None.

All Other Fees

None.

Audit committee policies & procedures

The Company does not currently have a standing audit committee. The above services were approved by the Company’s Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Exhibits

Exhibit Number

Name of Exhibit

31.1

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1

Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)

Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	OREGON GOLD, INC.

By:	/s/ Mitchell Geisler
Mitchell Geisler, President
(President)

Date:	April 13, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mitchell Geisler	President, Secretary, Treasurer and Director	April 13, 2009
Mitchell Geisler