Form 10-Q
period 2009-03-31
Oregon Gold, Inc.
filed 2009-05-20
CIK 1439254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2009, the Company had outstanding 10,000,100 shares of its common stock, par value $0.001.

PART I

ITEM 1. FINANCIAL STATEMENTS

Oregon Gold, Inc.

(A Development Stage Company)

(A Subsidiary of Pacific Gold Corp.)

Balance Sheets

As of March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash – Wells Fargo Bank	$4	$2
Accounts Receivable, net	58	58
Total Current Assets	62	60

Property and Equipment:
Proved Development
Acquisition and Development Costs	225,195	225,195
Less: Accumulated Depletion	(294)	(294)
Total Property and Equipment, net	224,901	224,901

TOTAL ASSETS	$224,963	$224,961

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable	$13,197	$4,975
Total Current Liabilities	13,197	4,975

Long-term Liabilities
Notes Payable – Parent and Related Companies	519,673	519,531
Total Liabilities	532,870	524,506

Stockholders’ Deficit:
Common Stock - $0.001 par value; 100,000,000 shares authorized, 10,000,100 shares issued and outstanding as of December 31, 2008	10,000	10,000
Additional Paid-in Capital	-	-
Retained Deficit	(317,907)	(309,546)
Total Stockholders’ Deficit	(307,907)	(299,545)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$224,963	$224,961

See accompanying notes to financial statements

Oregon Gold, Inc.

(A Development Stage Company)

(A Subsidiary of Pacific Gold Corp.)

Statements of Income

(Unaudited)

For the Period Ended March 31, 2009 and 2008

	2009	2008	From inception, February 18, 2003, to March 31, 2009
Revenue:
Total Revenue	$-	$-	$61,562

Production Costs			104,996
Depreciation	-	-	11,614
Total Production Costs	-	-	116,610

Operating Expenses:
Mineral Rights Expense	-	-	32,485
General and Administrative	8,362	14,539	279,872
Loss on Sale of Assets		-	902
Total Operating Expenses	8,362	14,539	313,259

Operating Income (Loss)	(8,362)	(14,539)	(368,307)

Other Income (Expense)	-	-	50,400

Net Income (Loss) before Taxes	(8,362)	(14,539)	(317,907)

Income Taxes
Total Income Taxes (Benefit)	-	-	-

Net Income (Loss) after Taxes	(8,362)	(14,539)	(317,907)

Income (Loss)	$(8,362)	$(14,539)	$(317,907)

Basic and Diluted Earnings/(Loss) per Share	$(0.001)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	10,000,100	2,000,180

See accompanying notes to the financial statements

Oregon Gold, Inc.

(A Development Stage Company)

(A Subsidiary of Pacific Gold Corp.)

Statement of Changes in Stockholder's Capital

(Unaudited)

			Additional Paid in Capital
	Common Stock			Accumulated Deficit
	Shares	Amount			Total
Issued on inception Feb. 18, 2003	100	$-	$-	$-	$-
Net loss	-	-	-	(83,824)	(83,824)
Balance, December 31, 2003	100	$-	$-	$(83,824)	$(83,824)
Net loss		-	-	(26,874)	(26,874)
Balance, December 31, 2004	100	$-	$-	$(110,698)	$(110,698)
Net loss		-	-	-	-
Merger with Grants Pass Gold Inc.	100	-	-	(159,789)	(159,789)
Balance, December 31, 2005	200	$-	$-	$(270,487)	$(270,487)
Net loss	-	-	-	(40,317)	(40,317)
Balance, December 31, 2006	200	$-	$-	$(310,804)	$(310,804)
Net loss	-	-	-	(11,687)	(11,687)
Balance, December 31, 2007	200	$-	$-	$(322,490)	$(322,491)
Issuance of common shares	9,999,900	10,000	-	-	10,000
Net income/(loss)	-	-	-	12,945	12,945
Balance, December 31, 2008	10,000,100	$10,000	$-	$(309,545)	$(299,545)
Net loss	-	-	-	(8,362)	(8,362)
Balance, March 31, 2009	10,000,100	$10,000	$-	$(317,907)	$(307,907)

See accompanying notes to the financial statements

Oregon Gold, Inc.

(A Development Stage Company)

(A Subsidiary of Pacific Gold Corp.)

Statements of Cash Flows

(Unaudited)

	For the three Months ended		From inception, February 18, 2003 through
	March 31,	March 31,	March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(8,362)	$(14,539)	$(317,907)
Adjustments to Reconcile Net Income/(Loss) to Net Cash
Provided by Operating Activities:
Depreciation and Depletion	-	-	294
Common Stock Issued for Services	-	10,000	10,000
Changes in:
Accounts Receivable	-	(58)	(58)
Accounts Payable	8,222	14,475	13,197
NET CASH (USED) BY OPERATING ACTIVITIES	(140)	9,878	(294,474)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	-	-	(225,195)
NET CASH (USED) BY INVESTING ACTIVITIES	-	-	(225,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Stockholder Notes Payable		(10,000)	(33,030)
Proceeds from Stockholder Notes	142	-	552,703
NET CASH PROVIDED BY FINANCING ACTIVITIES	142	(10,000)	519,673

NET CHANGE IN CASH	2	(122)	4

CASH AT BEGINNING OF PERIOD	2	152	-

CASH AT END OF PERIOD	$4	$30	$4

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$-
NON CASH TRANSACTIONS:
Issuance of common shares for related party debt forgiveness	$-	$-	$10,000

See accompanying notes to the financial statements

Oregon Gold, Inc.

(A Development Stage Company)

 (A Subsidiary of Pacific Gold Corp.)

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Oregon Gold, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Oregon Gold’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2008 as reported in the Form 10-K have been omitted.

NOTE 2 - PROPERTY AND EQUIPMENT

The sole assets of the company are its mining claims. These claims are depleted on a units-of-production basis as gold is produced from the claims.

NOTE 3 –NOTE PAYABLE/RELATED PARTY TRANSACTIONS

Oregon Gold owed $518,896 and $531,589 to its parent company as of March 31, 2009 and December 31, 2008, respectively.  The amount due is one note payable to the parent company and bears no interest. The parent company advances funds on an as needed basis to the Company.

NOTE 4 – COMMON STOCK

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

During the first quarter of 2009 Pacific Gold Corp. issued a dividend of 2,000,000 shares from its holdings of Oregon Gold common stock to its shareholders of record on March 2, 2009.  Pacific Gold still retains approximately 80% ownership of Oregon Gold.

The Company’s shares began trading on Over-the-Counter Bulletin Board (“OTCBB”) on March 17, 2009 under the symbol ORGG.

NOTE 5 – LEGAL PROCEEDINGS

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

NOTE 6 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2009, the Company had a retained deficit of $317,907, negative working capital of $13,135 and cash flows from operations of $(140), raising substantial doubt about its ability to continue as a going concern.  During the period ended March 31, 2009, the Company financed its operations through advances from its parent company and proceeds from a legal settlement.

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

NOTE 7 – SUBSEQUENT EVENTS

None

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

Operations

In the first quarter of 2009, the Company was evaluating its development plans for the Company’s claims.

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

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of gold in the quarter ended March 31, 2009.

Operating expenses for the quarter ended March 31, 2009 totaled $8,362 and were primarily legal and accounting fees.

Operating expenses for the quarter ended March 31, 2008, totaled $14,539. Primary expenses included legal and accounting fees.

Liquidity and Capital Resources

Since inception to March 31, 2009, we have funded most of our operational expenses from advances from our parent company.  At March 31, 2009, we owed $519,673 to Pacific Gold Corp.

As of March 31, 2009, our assets totaled $234,963, which consisted primarily of mineral rights. Our total liabilities were $532,870 which consisted of the advance from Pacific Gold Corp. of $519,673 and accounts payable of $13,197. We had shareholders’ deficit of $307,907. Pacific Gold had negative working capital at March 31, 2009.

The Company will require additional capital to fund operations at its mine site, begin operations at additional mine sites and to fund exploration and development of additionally acquired prospects unless operations generate sufficient revenues to support its business plan.  The Company does not have any identified sources of capital at this time.  Unless the Company finds needed capital, it will have to change its business objectives and operational plans and curtail some or all of its current operations.  Because of its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the three months ended March 31, 2009.  The note indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the company may have to substantially curtail operations or terminate operations.  In such event, the stockholders may experience a loss of their investment, and the Company may not be able to continue.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

(Registrant)	OREGON GOLD, INC.

By:	/s/ Mitchell Geisler
Mitchell Geisler, President
(Chief Executive Officer)

Date:	May 20, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mitchell Geisler	Chief Executive Officer and Director	May 20, 2009
Mitchell Geisler

/s/ Mitchell Geisler	Secretary, Treasurer and Director	May 20, 2009
Mitchell Geisler

/s/ Mitchell Geisler	Chief Financial Officer	May 20, 2009
Mitchell Geisler