Form 10-Q
period 2009-06-30
Oregon Gold, Inc.
filed 2009-08-19
CIK 1439254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 17, 2009, the Company had outstanding 10,100,100 shares of its common stock, par value $0.001.

PART I

ITEM 1. FINANCIAL STATEMENTS

Oregon Gold, Inc.
( A Development Stage Company)
(A Subsidiary of Pacific Gold Corp.)
Balance Sheets
As of June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash - Wells Fargo Bank	$6	$2
Accounts Receivable, net	58	58
Total Current Assets	64	60

Property and Equipment:
Proved Development
Acquisition and Development Costs	225,195	225,195
Less: Accumulated Depletion	(294)	(294)
Total Property and Equipment, net	224,901	224,901

TOTAL ASSETS	$224,965	$224,961

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$19,431	$4,975
Total Current Liabilities	19,431	4,975

Long-term Liabilities
Notes Payable - Parent and Related Companies	22,793	19,531
Convertible Notes Payable - Parent and Related Companies (Net of unamortized portion of beneficial conversion feature of $316,712)	183,288	500,000
Total Liabilities	225,512	524,506

Stockholders' Deficit:
Common Stock - $0.001 par value; 100,000,000 shares authorized, 10,000,100 shares issued and outstanding as of June 30, 2009 and December 31, 2008 respectively	10,000	10,000
Additional Paid-in Capital	400,000	-
Retained Deficit	(410,547)	(309,546)
Total Stockholders' Deficit	(547)	(299,545)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$224,965	$224,961

See accompanying notes to financial statements

Oregon Gold, Inc.
(A Development Stage Company)
(A Subsidiary of Pacific Gold Corp.)
Statements of Income
For the Periods Ended June 30, 2009 and 2008
and for the period from Inception to June 30, 2009

	Three Months Ending June 30,		Six Months Ending June 30,		From inception,
	2009	2008	2009	2008	February 18, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	to June 30, 2009
Revenue:
Total Revenue	$-	$-	$-	$-	$61,562

Production Costs					104,996
Depreciation	-	-	-	-	11,614
Total Production Costs	-	-	-	-	116,610

Operating Expenses:
Mineral Rights Expense	-	-	-	-	32,485
General and Administrative	9,352	14,046	17,713	28,585	289,224
Loss on Sale of Assets		-		-	902
Total Operating Expenses	9,352	14,046	17,713	28,585	322,611

Operating Income (Loss)	(9,352)	(14,046)	(17,713)	(28,585)	(377,659)

Other Income (Expense)
Other Expense	-	-	-	-	50,400.00
Interest Expense	(83,288)	-	(83,288)	-	(83,288)

Net Income (Loss) before Taxes	(92,640)	(14,046)	(101,001)	(28,585)	(410,547)

Income Taxes
Total Income Taxes (Benefit)	-	-	-	-	-

Net Income (Loss) after Taxes	(92,640)	(14,046)	(101,001)	(28,585)	(410,547)

Income (Loss)	$(92,640)	$(14,046)	$(101,001)	$(28,585)	$(410,547)

Basic and Diluted Earnings/(Loss) per Share	$(0.010)	$(0.001)	$(0.010)	$(0.004)

Weighted Average Shares Outstanding:
Basic and Diluted	10,000,100	10,000,100	10,000,100	7,863,135

See accompanying notes to the financial statements

Oregon Gold, Inc.
(A Development Stage Company)
(A Subsidiary of Pacific Gold Corp.)
Statements of Cash Flows

			From inception,
	For the six months ended		February 18, 2003
	June 30,	June 30,	through
	2009	2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(101,001)	$(28,585)	$(410,547)

Adjustments to reconcile net loss to cash flows (used in) provided by operations:
Amortization of discount on note payable	83,288	-	83,288

Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by Operating Activities:
Depreciation and Depletion	-	-	294
Common Stock Issued for Services	-	10,000	10,000
Changes in:			-
Accounts Receivable	-	(58)	(57)
Accounts Receivable Related Party	11,000		11,000
Accounts Payable	3,455	22,304	8,430
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3,258)	3,660	(297,592)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and Development of Property and Equipment	-	-	(225,195)
NET CASH (USED) BY INVESTING ACTIVITIES	-	-	(225,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Stockholder Notes Payable		(10,000)	(33,030)
Proceeds from Stockholder Notes	3,262	6,190	555,823
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,262	(3,810)	522,793

NET CHANGE IN CASH	4	(149)	6

CASH AT BEGINNING OF PERIOD	2	152	-

CASH AT END OF PERIOD	$6	$3	$6

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$-
NON CASH TRANSACTIONS:
Initial beneficial conversion feature measurement	$400,000	$-	$400,000
Issuance of common shares for related party debt forgiveness	$-	$-	$10,000

See accompanying notes to the financial statements

Oregon Gold, Inc.

(A Development Stage Company)

 (A Subsidiary of Pacific Gold Corp.)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

NOTE 3 –NOTES PAYABLE/RELATED PARTY TRANSACTIONS

Oregon Gold owed $22,793 and $19,531 to its parent company as of June 30, 2009 and December 31, 2008, respectively.  The amount due is one note payable to the parent company and bears no interest and is available to draw up to $50,000.  The parent company advances funds on an as needed basis to the Company.  In accordance with generally accepted accounting principles, the Company did not impute interest on the balance, as the note was between a parent and a subsidiary.

NOTE 4 –CONVERTIBLE NOTES PAYABLE/RELATED PARTY TRANSACTIONS

Oregon Gold had a note with a face value of $500,000 owed  to its parent company as of June 30, 2009 and December 31, 2008, respectively.  The maturity date of the note is April 15, 2010.  As of December 31, 2008, this note did not have any conversion feature, so the balance presented on the financials is the face value of $500,000 at December 31, 2008.   The amount due is one note payable to the parent company and bears no interest. In the second quarter of 2009, Oregon Gold amended the note agreement to offer the note as a convertible note at a conversion price of $0.05 per share, which was reviewed under EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” as amended by EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.”  Because the fair market value at the date of issuance exceeded the effective conversion price, the Company recorded a beneficial conversion feature, which is amortized to non-cash interest expense over the life of the note (1 year) using the straight line method.  The initial beneficial conversion feature recorded in the second quarter of 2009 was $400,000, and amortization for the period was $83,288.  As of June 30, 2009, the unamortized discount was $316,712 and the discounted value of the note was $183,288.

NOTE 5 – RELATED PARTY TRANSACTIONS

The assets of Oregon Gold, Inc. are pledged as collateral to Yorkville Advisors on behalf Pacific Gold Corporation. The pledge relates to a note payable to Yorkville Advisors from Pacific Gold Corporation.

NOTE 6 – COMMON STOCK

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

NOTE 7 – LEGAL PROCEEDINGS

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

NOTE 8 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2009, the Company had a retained deficit of $410,547, negative working capital of $19,367 and cash flows from operations of $(3,258), raising substantial doubt about its ability to continue as a going concern.  During the period ended June 30, 2009, the Company financed its operations through advances from its parent company.

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

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2009 Oregon Gold, Inc. issued 100,000 shares to its transfer agent for services.

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

Operations

In 2009, the Company is evaluating its development plans for the Company’s claims.

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

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of gold in the quarter ended June 30, 2009.

Operating expenses for the quarter ended June 30, 2009 totaled $9,352 and were primarily legal and accounting fees.

Operating expenses for the quarter ended June 30, 2008, totaled $14,046. Primary expenses included legal and accounting fees.

Liquidity and Capital Resources

Since inception to June 30, 2009, we have funded most of our operational expenses from advances from our parent company.  At June 30, 2009, we owed $206,081 (net of debt discount of $316,712) to Pacific Gold Corp.

As of June 30, 2009, our assets totaled $224,965, which consisted primarily of mineral rights. Our total liabilities were $225,512 which consisted of the advance from Pacific Gold Corp. of $206,081 and accounts payable of $19,431. We had stockholders’ deficit of $410,547. Pacific Gold has a working capital deficit of $19,367 at June 30, 2009.

The Company will require additional capital to fund operations at its mine site, begin operations at additional mine sites and to fund exploration and development of additionally acquired prospects unless operations generate sufficient revenues to support its business plan.  The Company does not have any identified sources of capital at this time.  Unless the Company finds needed capital, it will have to change its business objectives and operational plans and curtail some or all of its current operations.  Because of its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the six months ended June 30, 2009.  The note indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the company may have to substantially curtail operations or terminate operations.  In such event, the stockholders may experience a loss of their investment, and the Company may not be able to continue.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

During our review of controls for the audited period ended December 31, 2008, and in the process of preparing our Annual Report, our management discovered that there are material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified during the preparation of the Annual Report were (i) insufficient evidence of a robust corporate governance function; (ii) lack of sufficient resources with SEC, generally accepted accounting principals (GAAP); (iii) lack of evidence to document compliance with the operation of internal accounting controls in accordance with our policies and procedures. These control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses, and still exist as of June 30, 2009.

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

(Registrant)	OREGON GOLD, INC.

By:	/s/ Mitchell Geisler
Mitchell Geisler, President
(Chief Executive Officer)

Date:	August 19, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mitchell Geisler	Chief Executive Officer and Director	August 19, 2009
Mitchell Geisler

/s/ Mitchell Geisler	Secretary, Treasurer and Director	August 19, 2009
Mitchell Geisler

/s/ Mitchell Geisler	Chief Financial Officer	August 19, 2009
Mitchell Geisler