Form 10-Q
period 2009-09-30
Oregon Gold, Inc.
filed 2009-11-20
CIK 1439254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 19, 2009, the Company had outstanding 10,100,100 shares of its common stock, par value $0.001.

PART I
ITEM 1. FINANCIAL STATEMENTS

Oregon Gold, Inc.
(A Development Stage Company)
Balance Sheets
As of September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$-	$2
Accounts receivable, net	58	58
Total current assets	58	60

Property and equipment:
Proved development
Acquisition and development costs	225,195	225,195
Less: Accumulated depletion	(294)	(294)
Total property and equipment, net	224,901	224,901

TOTAL ASSETS	$224,959	$224,961

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$11,000	$4,975
Accounts payable - related party	12,921	-
Convertible notes payable - parent and related companies (net of unamortized portion of beneficial conversion feature of $215,890)	285,017	-
Total current liabilities	308,938	4,975

Long-term liabilities
Notes payable - parent and related companies	-	19,531
Convertible notes payable - parent and related companies	-	500,000
Total liabilities	308,938	524,506

Stockholders' deficit:
Common stock - $0.001 par value; 100,000,000 shares authorized, 10,100,100 and 10,000,100 shares issued and outstanding as of September 30, 2009 and December 31, 2008 respectively	10,100	10,000
Additional paid-in capital	432,512	-
Retained deficit	(526,591)	(309,545)
Total stockholders' deficit	(83,979)	(299,545)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$224,959	$224,961

See accompanying notes to financial statements

Oregon Gold, Inc.
(A Development Stage Company)
Statement of Operations
For the three and nine months ended September 30, 2009 and 2008
And the period from February 18, 2003 to September 30, 2009

	Three Months Ending Sept 30,		Nine Months Ending Sept 30,		From inception, Feb 18, 2003
	2009	2008	2009	2008	through
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	Sept 30, 2009 (Unaudited)
Revenue:
Total revenue	$-	$-	$-	$-	$61,563

Production costs	-	-	-	-	104,996
Depreciation	-	-	-	-	11,614
Total production costs	-	-	-	-	116,610

Operating expenses:
Mineral rights expense	-	-	-	-	32,485
General and administrative	14,897	1,698	32,610	30,284	304,121
Loss on sale of assets	-	-		-	902
Total operating expenses	14,897	1,698	32,610	30,284	337,508

Operating Loss	(14,897)	(1,698)	(32,610)	(30,284)	(392,555)

Other income (expense)
Other income	-	50,396	-	50,396	50,400
Other expense	-	-	-	-	-
Interest expense	(101,148)	-	(184,436)	-	(184,436)

Net income (loss) before taxes	(116,045)	48,698	(217,046)	20,112	(526,591)

Income taxes
Total income taxes (benefit)	-	-	-	-	-

Net income (loss) after taxes	(116,045)	48,698	(217,046)	20,112	(526,591)

Income (loss)	$(116,045)	$48,698	$(217,046)	$20,112	$(526,591)

Basic and diluted earnings/(loss) per share	$(0.01)	$0.00	$(0.02)	$0.00

Weighted average shares outstanding:
Basic and Diluted	10,055,665	10,000,100	10,018,482	10,000,100

See accompanying notes to the financial statements

Oregon Gold, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the nine months ended September 30, 2009 and 2008
(Unaudited)
			From inception,
	For the nine months ended		Feb 18, 2003
	Sept 30,	Sept 30,	through
	2009	2008	Sept 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(217,046)	$20,113	$(526,591)

Adjustments to reconcile net income (loss) to cash flows (used in) provided by operations:
Amortization of discount on note payable	184,110	-	184,110
Common stock issued for services	5,700	10,000	15,700
Depreciation and depletion	-	-	294

Changes in operating assets and liabilities:
Accounts receivable	-	(58)	(58)
Accounts payable	(4,975)	6,614	-
Accounts payable - related party	23,921	-	23,921
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(8,290)	36,669	(302,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and development of property and equipment	-	(4,500)	(225,195)
NET CASH (USED) BY INVESTING ACTIVITIES	-	(4,500)	(225,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on stockholder notes payable	-	(32,690)	(33,030)
Proceeds from stockholder notes	8,288	450	560,849
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	(32,240)	527,819

NET CHANGE IN CASH	(2)	(71)	-
CASH AT BEGINNING OF PERIOD	2	152	-
CASH AT END OF PERIOD	$-	$81	$-

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$-
NON CASH TRANSACTIONS:
Initial beneficial conversion feature measurement	$400,000	$-	$400,000
Extinguishment of debt by related party	$26,912	$-	$26,912
Issuance of common shares for related party debt forgiveness	$-	$-	$10,000

See accompanying notes to the financial statements

Oregon Gold, Inc.
(A Development Stage Company)
 (A Subsidiary of Pacific Gold Corp.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Oregon Gold, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2008 as reported in the Form 10-K have been omitted.

Recently Adopted Accounting Pronouncements

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The introduction of the Codification does not change GAAP and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the our consolidated financial statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

NOTE 2 - PROPERTY AND EQUIPMENT

The sole assets of the company are its mining claims.  These claims are depleted on a units-of-production basis as gold is produced from the claims.  No gold has been produced during the three and nine months ended September 30, 2009 or 2008.

NOTE 3 –ACCOUNTS  PAYABLE / RELATED PARTY TRANSACTIONS

As of August 27, 2009, Yinfang Yang acquired control of the Company by purchasing approximately 79.2% of the issued and outstanding shares of common stock of the Company directly from Pacific Gold Corporation (“Pacific Gold,” the foregoing transaction is hereinafter referred to as the “Transaction”).  This accounted for all of the Pacific Gold shares of common stock of the Company.

Immediately prior to the closing of the Transaction, Mitchell Geisler served as the sole member of the Board of Directors. Immediately following the closing of the Transaction, (1) Yinfang Yang was appointed as a member to the Board of Directors, (2) Mitchell Geisler tendered a resignation from the Board of Directors, and (2) the parties agreed to appoint Yinfang Yang, to the Board of Directors.

Additionally, within the purchase agreement, Pacific Gold agreed to extinguish its short term note of $26,912, resulting in additional paid in capital to the Company, as it was a related party transaction.  As of August 27, 2009, the Company’s new majority shareholder, Ms. Yang, has advanced funds to the Company to fund operations.  The Company owed $12,921 and $19,531 to its current and previous parent company (Pacific Gold) as of September 30, 2009 and December 31, 2008, respectively.   The parent company advanced funds on an as needed basis to the Company.  In accordance with generally accepted accounting principles, the Company did not impute interest on the balance, as the note was between a parent and a subsidiary.

NOTE 4 –CONVERTIBLE NOTES PAYABLE/RELATED PARTY TRANSACTIONS

The Company had a note with a face value of $500,000 owed to its parent company as of September 30, 2009 and December 31, 2008, respectively.  The maturity date of the note is April 15, 2010.  As of December 31, 2008, this note did not have any conversion feature, so the balance presented on the financials is the face value of $500,000 at December 31, 2008.   The amount due was one note payable to the parent company and bears no interest. In the second quarter of 2009, The Company amended the note agreement to offer the note as a convertible note at a conversion price of $0.05 per share, which was reviewed under EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” as amended by EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.”  Because the fair market value at the date of issuance exceeded the effective conversion price, the Company recorded a beneficial conversion feature, which is amortized to non-cash interest expense over the life of the note (1 year) using the straight line method.  The initial beneficial conversion feature recorded in the second quarter of 2009 was $400,000 and amortization for the nine months ended September 30, 2009 was $184,110.

At the purchase on August 27, 2009 the $500,000 note to Pacific Gold was evenly assigned to four new parties at a face value of $125,000 per note.  As of September 30, 2009, the total unamortized discount was $215,890 and the discounted value of the 4 notes was $284,110.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the periods ended September 30, 2009 and December 31, 2008, the Company financed its operations through advances from its parent company or majority stockholder, as more fully described in Notes 3 and 4.

NOTE 6 – COMMON STOCK

At the time of inception, 100 common shares were issued to the Company’s parent company, Pacific Gold Corp.  In 2005, 100 shares were issued in a merger with another subsidiary of Pacific Gold.  In 2008, there were 9,999,900 common shares issued to Pacific Gold as payment for a portion of the debt owed to the parent company. The shares issued in 2008 were priced at par value for the Company’s common stock.

During the first quarter of 2009 Pacific Gold issued a dividend of 2,000,000 shares from its holdings of the Company’s common stock to its shareholders of record on March 2, 2009.

On August 10, 2009, the Company issued 100,000 shares of its common stock to Island Stock Transfer, in partial settlement of its stock transfer agreement.  The share price on the date of grant was $0.057, resulting in an expense to the Company of $5,700.

As of September 30, 2009, Ms. Yinfang Yang owns approximately 80% ownership of Oregon Gold.  (see Note 3 for purchase detail)

The Company’s shares began trading on Over-the-Counter Bulletin Board (“OTCBB”) on March 17, 2009 under the symbol ORGG.

NOTE 7 – LEGAL PROCEEDINGS

The Company initiated a Statement of Claim against Mr. Myron Corcoran in connection with equipment purchased from him.  Many pieces of the equipment proved not to work and in many instances the machinery had to be completely replaced.  Oregon Gold argued that it was owed a refund for the equipment and for loss of time and expenses.  In March 2008, the Company was awarded a judgment for part of the amount sought and legal fees in this case, totaling $50,396. The final cash amount, received on July 1, 2008, was approximately $33,000 after legal fees.

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future financial statements or operations.

NOTE 8 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2009, the Company had a retained deficit of $499,679, negative working capital of $23,863 and cash used in operations of $2, raising substantial doubt about its ability to continue as a going concern.  During the period ended September 30, 2009, the Company financed its operations through advances from its parent company or majority stockholder.

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

NOTE 9 – SUBSEQUENT EVENTS

There are no significant subsequent events as of November 19, 2009.

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

    The financial information set forth in the following discussion should be read with the consolidated financial statements of the Company included elsewhere herein.

Introduction

    The Company is engaged in the identification, acquisition, exploration and development of mining prospects believed to have gold mineralizations.  The main objective is to explore, identify, and develop commercially viable mineralizations on prospects over which the company has rights that could produce revenues. These types of prospects may also contain mineralization of metals often found with gold which also may be worth processing. Exploration and development for commercially viable mineralization of any metal includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate, and therefore, we may never produce any significant revenues.

Operations

    In 2009, the Company is evaluating its development plans for the Company’s claims.

    The Company has a number of prospects in the Siskiyou National Forest, in Josephine County Oregon.  These prospects cover approximately 280 acres of placer deposits in one area and another 37 acres in a second, almost contiguous area.  The property is accessible from a gravel road that connects with a local paved road.  Maintenance of the gravel road is moderate.  In some places a stream must be forded for access.  Generally, there is ample water from the perennial stream bordering the prospects available for exploratory and later implementation of the business plan.  Water use is subject to meeting permitting requirements. Power will be available through generators brought to and operated onsite.

    The Company currently owns the Defiance Mine and additional claims in Josephine County, Oregon.  The company operated the Defiance Mine during the summer and fall of 2004. Mining activity concluded for the winter at the end of November 2004.

    In June of 2005 the Company conducted a testing program on the Bear Bench claims. The testing confirmed gold presence and indicates future testing is warranted. Currently the Company is focusing on its operations in Nevada at the Black Rock Canyon Mine.

    In 2005, Pacific Gold completed a merger between Grants Pass Gold, Inc. and the Company with the Company being the surviving entity. The Company undertook this exercise in order to consolidate its operations in the region.

Financial Condition and Changes in Financial Condition

    The Company had no revenues from the sale of gold in the quarter or nine months ended September 30, 2009 or 2008.

    Operating expenses for the three and nine months ended September 30, 2009 and 2008 were 16,722 and $34,435 compared to expense for the three and nine months ended September 30, 2008 of $1,698 and $30,284, respectively.  Expense were primarily for accounting and legal fees.

    The Company had notes and accounts payable settled and extinguished as a result of the change in majority ownership at August 27, 2009.  Gain on extinguishment of debt for the three and nine months ended September 30, 2009 is $28,737.

Liquidity and Capital Resources

    Since inception to September 30, 2009, we have funded most of our operational expenses from advances from our parent company and majority shareholder.  At September 30, 2009, we owed $284,110 (net of debt discount of $215,890) to four convertible note holders and $12,921 to the Company’s majority shareholder, Ms. Yang.

    As of September 30, 2009, our assets totaled $224,959, which consisted primarily of mineral rights. Our total liabilities were $308,938 which consisted primarily of the notes payable of $284,110 and accounts payable of $23,921. We had stockholders’ deficit of $499,679. The Company has a working capital deficit of $23,863 at September 30, 2009.

    The Company will require additional capital to fund operations at its mine site, begin operations at additional mine sites and to fund exploration and development of additionally acquired prospects unless operations generate sufficient revenues to support its business plan.  The Company does not have any identified sources of capital at this time.  Unless the Company finds needed capital, it will have to change its business objectives and operational plans and curtail some or all of its current operations.  Because of its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the nine months ended September 30, 2009.  The note indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the Company may have to substantially curtail operations or terminate operations.  In such event, the stockholders may experience a loss of their investment, and the Company may not be able to continue.

New Accounting Pronouncements

    The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, its operating results, financial position, or cash flow.

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

    At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

    During our review of controls for the audited period ended December 31, 2008, and in the process of preparing our Annual Report, our management discovered that there are material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified during the preparation of the Annual Report were (i) insufficient evidence of a robust corporate governance function; (ii) lack of sufficient resources with SEC, generally accepted accounting principals (GAAP); (iii) lack of evidence to document compliance with the operation of internal accounting controls in accordance with our policies and procedures. These control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses, and still exist as of September 30, 2009.

    Changes in internal controls. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

(Registrant)	OREGON GOLD, INC.

By:	/s/ Yinfang Yang
Yinfang Yang
(Chief Executive Officer)

Date:	November 20, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yinfang Yang	Chief Executive Officer and Director	November 20, 2009
Yinfang Yang

/s/ Yinfang Yang	Secretary, Treasurer and Director	November 20, 2009
Yinfang Yang

/s/ Yinfang Yang	Chief Financial Officer	November 20, 2009
Yinfang Yang