Form 10-K
period 2009-12-31
Oregon Gold, Inc.
filed 2010-03-31
CIK 1439254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Or

   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER     000-53307

OREGON GOLD, INC.
(Exact name of registrant as specified in charter)

OREGON	98-0408707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

465 South Meadows Parkway #20, Reno, Nevada	89521
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (888) 257-4193

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the above Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter time that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:    Yes     ☐ No    ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of March 24, 2010 based upon the closing price reported for such date on the OTC Bulletin Board was US $1,212,012.

As of March 31, 2010, the Company had outstanding 10,100,100 shares of its common stock, par value $0.001.

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

As of August 27, 2009, Yinfang Yang acquired control of Oregon Gold by purchasing  approximately 79.2% of the issued and outstanding shares of common stock of Oregon Gold directly from Pacific Gold Corporation. Ms. Yang is currently the sole director, as well as the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of Oregon Gold.

Gold Orientation

Throughout history, gold has been a desired metal for monetary purposes and for jewelry. Because there is an active market for gold and consistent demand and use, we believe that if we find a viable mineralization, we will be able to sell any gold we produce with little difficulty.  Of course, there is no assurance that we will find any mineralization or one that is commercially viable.  Fundamentally, whether or not a mineralization is viable depends on the cost of production versus the price at which we can dispose of the metal.  We believe that alluvial and placer deposits are less expensive to operate to produce saleable product.  We also believe that the required filings and permits are easier to obtain for these kinds of prospects than for underground mines.  Based on the current estimates of operating costs and the current price of gold in the global market, we believe these kinds of prospects can be operated profitably if there is a sufficient percentage of the mineralization in a particular prospect to be commercially viable.

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

Oregon Gold currently owns the Defiance Mine and additional claims in Josephine County, Oregon.  The company operated the Defiance Mine during the summer and fall of 2004. Mining activity concluded for the winter at the end of November 2004.  The Company plans to initiate a new mining plan of operations on its claims in Josephine County, if adequate funding is obtained.  We renewed our claims in August 2009, and management is currently investigating their economic feasibility.

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

Employees

The Company does not have any employees.  Current corporate structure is managed by the sole board member and President, Ms. Yinfang Yang and Vice President, Mr. Young Chen.

We expect to hire heavy machinery operators, geological experts, engineers and other operations consultants, independent contractors, and laborers from time to time, for differing periods to facilitate the implementation of our business plan.

Executive Offices

Our principal executive offices are located at 465 South Meadows Parkway, Suite 20, Reno, Nevada 89521. The corporate address in China is A-911 Zhong Shen Hua Yuan, Cai Tian Nan Lu, Shenzhen, China.  Our telephone number in China is 861380.679.3033.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 2. PROPERTIES.

All mining claims owned or leased by Oregon Gold are federal mining claims under the jurisdiction of the Bureau of Land Management and/or the United States Forest Service. The claims are valid for one year and require a renewal prior to September 1st of each year.

Oregon Gold has 14 placer claims covering approximately 280 acres in Josephine County, Oregon. Included in these claims is the Defiance Mine, a fully permitted, previously operational mine located in southwestern Oregon. The Defiance Mine is approximately 37.5 acres in size. The Company has a 5% net smelter royalty payable only on the 37.5 acres covered by the Defiance Mine.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. [RESERVED].

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock did not begin trading on the Over-the-Counter Bulletin Board (“OTCBB”) until March 17, 2009, and we currently trade under the symbol “ORGG.”

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

Dividends

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

Holders

As of March 31, 2010 we have 58 shareholders of record of our common stock.

Recent Sales Of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

The Company had no revenues from the sale of gold for the years ended December 31, 2009 or 2008.

The Company had $53,035 in general and administrative expenses during 2009.  Of this expense, $21,634 was for accounting expenses, $12,734 for legal expenses, and $18,667 for other consulting and administrative expenses.

In the second quarter of 2009, the Company exchanged the $500,000 note to its former parent company, offering the note as a convertible note at a conversion price of $0.05 per share.  As the fair market value at the date of issuance exceeded the effective conversion price, the Company recorded a beneficial conversion feature, which is amortized to non-cash interest expense over the life of the note (one year) using the straight line method.  The initial beneficial conversion feature recorded in the second quarter of 2009 was $400,000 and amortization for the year ended December 31, 2009 was $284,932.

In 2008, the Company had extraordinary income from the settlement of its lawsuit against Myron Corcoran in the amount of $50,396.  The cash generated from the extraordinary item was used to repay part of the note advanced from its parent.  Operating expenses for the year ended December 31, 2008 totaled $37,440. Legal and professional fees of $32,309 were incurred for services performed with respect to the lawsuit against Mr. Corcoran, mining prospect evaluation, as well as SEC reporting compliance and accounting fees.   The remaining expenses relate to office and general administrative costs.

We believe we will incur substantial expenses for the near term as we progress with our evaluations of future mining prospects.

Liquidity and Capital Resources:

Since inception to December 31, 2009, we have funded our operations with advances from our former parent company (Pacific Gold Corporation), settlement from a lawsuit and advances from the Company’s new owner,  At December 31, 2009, we had unsecured notes payable, accounts payable, and accrued expenses from these fundings totaling $430,185.

As of December 31, 2009, our assets totaled $224,959, which consisted primarily of mineral rights. Our total liabilities were $430,185 which primarily consisted of notes payable of $385,839, accounts payable and accrued expenses of $44,346. We had an accumulated deficit of $661,646. Oregon Gold had negative working capital of $430,127 at December 31, 2009.

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

Significant Accounting Policies

Cash and Cash Equivalents

For purposes of the statement of cash flows, Oregon Gold considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash in excess of FDIC federally insured limits and no cash equivalents as of December 31, 2009 and 2008.

Revenue Recognition

Oregon Gold recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery.  For the years ended December 31, 2009 and 2008, there was no revenue.

Accounts Receivable/Bad Debt

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  As of December 31, 2009 and 2008, there was no allowance for bad debts.

Property and Equipment

Property and equipment are valued at cost.  Additions are capitalized and maintenance and repairs are charged to expense as incurred.  Gains and losses on dispositions of equipment are reflected in operations.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

Impairment of Long-Lived Assets

Oregon Gold reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Oregon Gold assesses recoverability of the carrying value of the asset by estimating the undiscounted future net cash flows, which depend on estimates of metals to be recovered from proven and probable ore reserves, and also identified resources beyond proven and probable reserves, future production costs and future metals prices over the estimated remaining mine life.  If undiscounted cash flows are less than the carrying value of a property, an impairment loss is recognized based upon the estimated expected future net cash flows from the property discounted at an interest rate commensurate with the risk involved.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless management believes it is more likely than not that such assets will be realized.

Basic and Diluted Income / (Loss) Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

As of December 31, 2009 and 2008, the Company had a note payable for $500,000, convertible into shares of common stock at $0.05 per share.  As the conversion price was higher than the market price, there was no dilutive effect as of December 31, 2009 and 2008.

Environmental Remediation Liability

The Company has not begun mining its claims held.  Until such time as mining activities commence, the Company believes that it has adequately mitigated any liability that could be incurred by the Company to reclaim lands disturbed in its mining process.

Fair Value of Financial Instruments

Accounting principles generally accepted in the United States of America require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, the Company uses a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, accounts payable, accrued liabilities and convertible notes payable, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity.

Share Based Compensation

Stock-based awards to non-employees are accounted for using the fair value method.

The Company adopted provisions which requires that we measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.
The Company has adopted the “modified prospective” method, which results in no restatement of prior period amounts. This method would apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company will calculate the fair value of options using a Black-Scholes option pricing model. The Company does not currently have any outstanding options subject to future vesting therefore no charge is required for the period ended December 31, 2009. Our method also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, our method required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

Development Stage Policy

The Company has not earned revenue from planned principal operations since inception (February 18, 2003). Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth by current authoritative account literature. Among the disclosures required by current accounting literature are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Recently Adopted and Recently Enacted Accounting Pronouncements

In April 2008, the FASB issued ASC 350-10, "Determination of the Useful Life of Intangible Assets." ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, "Goodwill and Other Intangible Assets." ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 805-10, "Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies—an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations". ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on our accounting for any future acquisitions and its consolidated financial statements.

In May 2009, the FASB issued, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our consolidated results of operations or financial condition. See Note 10 for disclosures regarding our subsequent events.

Effective July 1, 2009, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles—Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these consolidated financials have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. We are currently evaluating the impact of this standard, but would not expect it to have a material impact on the our consolidated results of operations or financial condition.

Off Balance Sheet Arrangements

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders
Oregon Gold, Inc.
(A Development Stage Company)

We have audited the accompanying Balance Sheets of Oregon Gold, Inc., (a Development Stage Company), as of December 31, 2009 and 2008, respectively, and the related Statements of Operations, Stockholders’ Equity (Deficit), and Cash Flows for the years then ended and the period from February 18, 2003 (inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oregon Gold, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no current source of income or cash. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. See note 9 to the financial statements for further information regarding this uncertainty.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC
www.mkacpas.com
Houston, TX
March 31, 2009

Oregon Gold, Inc.
(A Development Stage Company)
Balance Sheets
As of December 31, 2009 and 2008
	December 31, 2009	December 31, 2008
ASSETS

Current assets:
Cash	$-	$2
Accounts receivable, net	58	58
Total current assets	58	60

Property and equipment:
Acquisition and development costs	225,195	225,195
Accumulated depletion	(294)	(294)
Total property and equipment, net	224,901	224,901

TOTAL ASSETS	$224,959	$224,961

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,000	$4,975
Accounts payable - related party	33,346	-
Note payable	907	-
Convertible notes payable (Net of unamortized portion of beneficial conversion feature of $115,068)	384,932	-
Total current liabilities	430,185	4,975

Long-term liabilities
Note payable - parent and related companies	-	19,531
Convertible notes payable - parent and related companies	-	500,000
Total liabilities	430,185	524,506

Stockholders' deficit
Common Stock - $0.001 par value; 100,000,000 shares authorized, 10,100,100 and 10,000,100 shares issued and outstanding as of December 31, 2009 and December 31, 2008 respectively	10,100	10,000
Additional paid in capital	446,320	-
Retained deficit	(661,646)	(309,545)
Total stockholders' deficit	(205,226)	(299,545)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$224,959	$224,961

See accompanying notes to financial statements

Oregon Gold, Inc.
(A Development Stage Company)
Statements of Operations
For the years ended December 31, 2009 and 2008
and the period from inception (February 18, 2003) through December 31, 2009

	Year Ended December 31,	Year Ended December 31,	From inception, February 18, 2003 Through December 31,
	2009	2008	2009

Revenue	$-	$-	$61,562

Production costs	-	-	104,996
Depreciation and depletion	-	11	11,614
Total production costs	-	11	116,610

Operating Expenses:
Mineral Rights expense	-	4,715	32,485
General and administrative	53,035	32,725	324,545
Loss on sale of assets	-	-	902
Total Operating Expenses	53,035	37,440	357,932

Operating loss	$(53,035)	$(37,451)	$(412,980)

Other Income (Expense)
Other Income	-	50,396	50,400
Other Expense	-	-	-
Interest Expense	(299,066)	-	(299,066)

Net Income (Loss) before Taxes	(352,101)	12,945	(661,646)

Income Taxes
Total Income Taxes (Benefit)	-	-	-

Net income (loss) after taxes	(352,101)	12,945	(661,646)

Income (loss)	$(352,101)	$12,945	$(661,646)

Basic and diluted earnings (loss) per share	$(0.04)	$0.00

Weighted average shares outstanding
Basic and diluted	10,039,004	7,890,532

See accompanying notes to financial statements

Oregon Gold, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit
For the Period from inception (February 18, 2003) through December 31, 2009

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Shares	Capital	Deficit	Total
Inception, February 18, 2003	100	$-	$-	$-	$-
Net loss	-	-	-	(83,823)	(83,823)
Balance, December 31, 2003	100	$-	$-	$(83,823)	$(83,823)

Net loss	-	-	-	(26,874)	(26,874)
Balance, December 31, 2004	100	$-	$-	$(110,697)	$(110,697)

Issuance on Merger with Grants Pass Gold	100
Net loss	-	-	-	(159,789)	(159,789)
Balance, December 31, 2005	200	$-	$-	$(270,486)	$(270,486)

Net loss	-	-	-	(40,317)	(40,317)
Balance, December 31, 2006	200	$-	$-	$(310,803)	$(310,803)

Net loss	-	-	-	(11,687)	(11,687)
Balance, December 31, 2007	200	$-	$-	$(322,490)	$(322,490)

Issuance of common shares for related party debt forgiveness	9,999,900	10,000	-	-	10,000
Net Income	-	-	-	12,945	12,945
Balance, December 31, 2008	10,000,100	$10,000	$-	$(309,545)	$(299,545)

Convertible note payable conversion	-	-	400,000	-	400,000
Gain on debt extinguishment - related party	-	-	26,912	-	26,912
Imputed interest	-	-	13,808	-	13,808
Shares issued for services	100,000	100	5,600	-	5,700
Net loss	-	-	-	(352,101)	(352,101)
Balance, December 31, 2009	10,100,100	$10,100	$446,320	$(661,646)	$(205,226)

See accompanying notes to the financial statements

Oregon Gold, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the years ended December 31, 2009 and 2008
and the period from inception (February 18, 2003) to December 31, 2009

			From inception
	Year Ended	Year Ended	February 18, 2003
	December 31	December 31	through
	2009	2008	December 31, 2009

Cash Flows from Operating Activities:
Net Income (Loss)	$(352,101)	$12,945	(661,646)
Adjustments to Reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of discount on note payable	284,932	-	284,932
Common stock issued for services	5,700	-	15,700
Depreciation and depletion	-	11	294
Imputed interest	13,808	-	13,808

Change in operating assets and liabilities
Account receivable	-	(58)	(58)
Accounts payable	(4,975)	(990)	-
Accounts payable - related party	44,346	-	44,346

Net cash provided by (used in) operating activities	(8,290)	11,908	(302,624)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and development of property and equipment	-	-	(225,195)
Net cash used in investing activities	-	-	(225,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on stockholder notes payable	-	(33,030)	(33,030)
Proceeds from stockholder notes	8,288	20,972	560,849
Net cash provided by (used in) financing activities	8,288	(12,058)	527,819

Net change in cash and cash equivalents	(2)	(150)	-
Cash and cash equivalents, beginning of period	2	152	2
Cash and cash equivalents, end of period	$-	$2	$2

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON CASH TRANSACTIONS:
Initial beneficial conversion measurement	$400,000	$-	$400,000
Extinguishment of debt - related party	$26,912	$-	$26,912
Issuance of common shares for related party debt forgiveness	$-	$10,000	$10,000

See accompanying notes to the financial statements

Oregon Gold, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Oregon Gold, Inc. (“Oregon Gold” or the “Company”) was incorporated in the State of Oregon on February 18, 2003, under the name of GL Gold, Inc.  On June 6, 2003, the Company filed an amendment with the State of Oregon changing its name to Oregon Gold, Inc.

Oregon Gold is engaged in the identification, acquisition, exploration and mining of prospects believed to have gold mineralization.  Oregon Gold currently owns claims in Oregon. Its Defiance Mine property in Oregon began producing gold in commercial quantities in mid-2004.

Basis of Presentation

The Company's financial statements are presented in accordance with accounting principles generally accepted (GAAP) in the United States.  The accompanying financial statements have been prepared solely from the accounts of the Company. The Company represents that they do not include personal accounts or those of any other operation in which the company was engaged.

Use of Estimates

The preparation of the Company’s financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Oregon Gold considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash in excess of FDIC federally insured limits and no cash equivalents as of December 31, 2009 and 2008.

Revenue Recognition

Oregon Gold recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery.  For the years ended December 31, 2009 and 2008, there was no revenue.

Accounts Receivable/Bad Debt

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  As of December 31, 2009 and 2008, there was no allowance for bad debts.

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

Capitalized development costs and production facilities are depleted using the units-of-production method based on the estimated gold which can be recovered from the ore reserves processed.  During 2009, the Company assessed the current mining leases held and determined that there has been no change to the estimate of proven and probable reserves.  Lease development costs for non-producing properties are amortized over their remaining lease term if limited.  Maintenance and repairs are charged to expense as incurred.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless management believes it is more likely than not that such assets will be realized.

Basic and Diluted Income / (Loss) Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  As of December 31, 2009 and 2008, the Company had no potentially dilutive common stock equivalents.

Environmental Remediation Liability

The Company has not begun mining in the claims held by Oregon Gold.  Until such time as mining activities commence, the Company believes that it has adequately mitigated any liability that could be incurred by the Company to reclaim lands disturbed in its mining process.

Fair Value of Financial Instruments

The Company adopted a standard that defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under this standard certain assets and liabilities must be measured at fair value, and disclosures are required for items measured at fair value.

The Company’s only financial instrument that must be measured under the new fair value standard is cash. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company’s cash is based on quoted prices and therefore classified as Level 1.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Share Based Compensation

Stock-based awards to non-employees are accounted for using the fair value method.

The Company adopted provisions which requires that we measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.
The Company has adopted the “modified prospective” method, which results in no restatement of prior period amounts. This method would apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company will calculate the fair value of options using a Black-Scholes option pricing model. The Company does not currently have any outstanding options subject to future vesting therefore no charge is required for the period ended December 31, 2009. Our method also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, our method required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

Development Stage Policy

The Company has not earned revenue from planned principal operations since inception (February 18, 2003). Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth by current authoritative account literature. Among the disclosures required by current accounting literature are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Recently Adopted and Recently Enacted Accounting Pronouncements

In April 2008, the FASB issued ASC 350-10, "Determination of the Useful Life of Intangible Assets." ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, "Goodwill and Other Intangible Assets." ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 805-10, "Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies—an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations". ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on our accounting for any future acquisitions and its consolidated financial statements.

In May 2009, the FASB issued, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our consolidated results of operations or financial condition. See Note 10 for disclosures regarding our subsequent events.

Effective July 1, 2009, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles—Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these consolidated financials have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. We are currently evaluating the impact of this standard, but would not expect it to have a material impact on the our consolidated results of operations or financial condition.

NOTE 2 - PROPERTY AND EQUIPMENT

The sole assets of the Company are its mining claims.  These claims are depleted on a units-of-production basis as gold is produced from the claims.  As there was no mining activity during 2009, the claims experienced no depletion for the year ended December 31, 2009.

NOTE 3 –ACCOUNTS  PAYABLE / RELATED PARTY TRANSACTIONS

As of August 27, 2009, Yinfang Yang acquired control of the Company by purchasing approximately 79.2% of the issued and outstanding shares of common stock of the Company directly from Pacific Gold Corporation.

Immediately prior to the closing of the Transaction, Mitchell Geisler served as the sole member of the Board of Directors.  Following the closing of the transaction, (1) Yinfang Yang was appointed as a member to the Board of Directors, (2) Mitchell Geisler tendered a resignation from the Board of Directors, and (3) the parties agreed to appoint Yinfang Yang, to the Board of Directors at a future date. Additionally, Pacific Gold, Inc. agreed to extinguish its short term note of $26,912, resulting in a gain from extinguishment of debt.  As of August 27, 2009, the Company’s new majority shareholder, Ms. Yang, has advanced funds to the Company to fund operations.  At December 31, 2008, the Company owed $19,531 to Pacific Gold Corporation, it’s former parent company.  The Company owed $33,346  as of December 31, 2009 to Ms. Yang, the Company’s sole director.

NOTE 4 –CONVERTIBLE NOTES PAYABLE/RELATED PARTY TRANSACTIONS

Oregon Gold had a note with a face value of $500,000 owed to its parent company as of December 31, 2008.  The maturity date of the note was April 15, 2010.  As of December 31, 2008, this note did not have any conversion feature, so the balance presented on the financials is the face value of $500,000 at December 31, 2008.   The amount due was one note payable to the parent company and bears no interest. In the second quarter of 2009, Oregon Gold amended the note agreement to offer the note as a convertible note at a conversion price of $0.05 per share, which was reviewed under current guidance.  Because the fair market value at the date of issuance exceeded the effective conversion price, the Company recorded a beneficial conversion feature, which is amortized to non-cash interest expense over the life of the note (1 year) using the straight line method.  The initial beneficial conversion feature recorded in the second quarter of 2009 was $400,000 and amortization for the year months ended December 31, 2009 was $284,932.

In connection with the sale of Oregon Gold, Inc. by Pacific Gold, Corp to Ms. Yinfang Yang, Pacific Gold Corp waived the $500,000 balance due from Oregon Gold, Inc.  As of August  2009, the $500,000 note to Pacific Gold was evenly assigned to four new parties at a face value of $125,000 per note.  As of December 31, 2009, the total unamortized discount was $115,068 and the discounted value of the four notes was $384,932.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the periods ended December 31, 2009 and December 31, 2008, the Company financed its operations through advances from its parent company or majority stockholder, as more fully described in Notes 3 and 4.

NOTE 6 - INCOME TAXES

As of August 27, 2009, Yinfang Yang acquired control of the Company by purchasing approximately 79.2% of the issued and outstanding shares of common stock of the Company directly from Pacific Gold Corporation.  The change in control negated Oregon Gold, Inc’s previous NOL carry forward.

The Company believes that given its operational status, it is remote that the Company will pay federal income taxes in the future. The Company also does not have any material uncertain income tax positions. There was no income tax provision for the year ended December 31, 2008 or 2009. We have a NOL carry forward of approximately $61,469 which will begin to expire in fiscal year 2028.

December 31, 2009
Current Deferred Tax Asset	$-

Current Year Net Loss	(352,101)
Add backs:
Amortization discount	284,932
Shares for services	5,700
Current Year Loss, Net of Adjustments	(61,469)
Tax Rate	35%
Expected Income tax benefit	(21,514)
Valuation Allowances	21,514
Total	$-

NOTE 7 – COMMON STOCK

At the time of inception, 100 common shares were issued to Oregon Gold’s then parent company, Pacific Gold Corp.  In 2005, 100 shares were issued in a merger with another subsidiary of Pacific Gold Corp.  In 2008, there were 9,999,900 common shares issued to Pacific Gold Corp. as payment for a portion of the debt owed to the parent company. The shares issued in 2008 were priced at par value for the Company’s common stock.

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

As of December 31, 2009, Ms. Yinfang Yang owns approximately 80% of the outstanding shares of the Company’s Common Stock (see Note 3 for purchase detail).

The Company’s shares began trading on Over-the-Counter Bulletin Board (“OTCBB”) on March 17, 2009, and currently trade under the symbol ORGG.

NOTE 8 – LEGAL PROCEEDINGS

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

NOTE 9 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2009, the Company had a retained deficit of $661,646, negative working capital of $430,127 and negative cash flows from operations of $8,290, raising substantial doubt about its ability to continue as a going concern.  During the year ended December 31, 2009, the Company financed its operations through advances from its parent company and proceeds from a legal settlement.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has no material subsequent events as of March 31, 2010, the date the financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

M&K CPAs PLLC (“M&K”) has been our registered independent auditor since December 23, 2008.  There have not been any changes in or disagreements with M & K on accounting and financial disclosure or any other related matter during the since their retention.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009. Their evaluation was carried out with the participation of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective.

There has been no change in the Company’s internal control over financial reporting that occurred in the fourth quarter ended December 31, 2009, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

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

1.
As of December 31, 2009, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

There is no information to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information concerning the directors and executive officers of Oregon Gold, Inc., their age and positions. Directors hold office until the next annual stockholders' meeting and thereafter until their successor is elected and qualified. Officers serve at the pleasure of the Board of Directors.

NAME	AGE	POSITIONS
Ms. Yinfang Yang	40	Chairman, Chief Executive Officer, Chief Financial Officer

Ms. Yang has been the Chairman, CEO and CFO of the Company since August, 2009.  Prior to that time, Mr. Mitchell Geisler served as President of Oregon Gold since 2003.

Since January 2008, Ms. Yang has been the Vice General Manager of Yang Shi Jewelry Commerce and Trade Company.  Ms. Yang was the Sales Manager for Yang Shi Jewelry Commerce and Trade Company from July 2003 to December 2007.

           Ms. Yang does not hold any other directorships with reporting companies in the United States. There are no family relationships between Ms. Yang and the directors, executive officers, or persons nominated or chosen by the Registrant to become directors or executive officers. During the last two years, there have been no transactions, or proposed transactions, to which the Registrant was or is to be a party, in which Ms. Yang (or any member of her immediate family) had or is to have a direct or indirect material interest.

           Ms. Yang has not, during the last five years, been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors). Ms. Yang has not, during the last five years, been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and, as a result of such proceeding, was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, federal or state securities laws, or finding any violation with respect to such laws. Ms. Yang has not, during the last five years, been a party of any bankruptcy petition filed by or against any business of which he was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2009, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2008, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, to its knowledge, except for the filing of a Form 3 from Ms. Yang, all the Section 16(a) filing requirements applicable to such persons with respect to fiscal year ended December 31, 2009 were complied with.

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

CODE OF ETHICS

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

☐	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

☐
Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Securities and Exchange Commission and in other public communications made by the Company;

☐	Compliance with applicable government laws, rules and regulations;

☐	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and,

☐	Accountability for adherence to the code.

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

Because the management and director of the Company is the same person, the board of directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board’s attention by virtue of the co-extensive employment.

The board of directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance.

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our officers and directors for the fiscal years ended December 31, 2009 and 2008.

				STOCK	OPTION	TOTAL
		SALARY	BONUS	AWARDS	AWARDS	COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	($)	($)	($)	($)	($)

Yinfang Yang - Chairman and CEO	2009	$0	$0	$0	$0	$0
Mitchell Geisler - President and Director	2009	$0	$0	$0	$0	$0
	2008	$0	$0	$0	$0	$0

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program and Philosophy

The Company has one director and executive officer.  The Board of Directors serves as the Company’s compensation committee and initiates and approves compensation decisions.

The goal of the compensation program is to adequately reward the efforts and achievements of executive officers for the management of the Company.  The Company has no pension plan and no deferred compensation arrangements.  The Company has not used a compensation consultant in any capacity.

At this time there are no compensation arrangements in place for our executive officers.

Compensation of Directors

Persons who are directors and employees are not currently additionally compensated for their services as a director.  Current directors do not receive compensation for serving as directors of the Company.  There is no plan in place for compensation of persons who are directors who are not employees, but it is expected that in the future we will create a remuneration and expense reimbursement plan. It is anticipated that such a plan would be primarily based on stock options.

Other Compensation Arrangements

The primary occupation of Mitchell Geisler, our previous executive officer, is with the former parent company Pacific Gold Corp.  His employment agreement with Pacific Gold encompasses salary, stock compensation, vacation and benefits.  For details with respect to Mr. Geisler’s compensation, please see the Annual Report on Form 10-K of Pacific Gold Corp.

Employment Agreements

The executive officer of the Company has no employment agreement in place with the Company at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2010, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP (1)

Yinfang Yang (2)	8,002,389	79.2%

All executive officers and directors as a group (one person)	8,002,389	79.2%
______________
*Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(1)	Based on 10,100,100 shares of Common Stock outstanding.
(2)	Ms. Yang is the Chief Executive Officer, Chief Financial Officer, Secretary and Director of the Registrant.

Securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During 2009, the Company was funded by amounts advanced for the Company’s operations by its sole director, Yinfang Yang.

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

During 2008, Mitchell Geisler the sole director was also our sole executive officer and therefore, was not an independent director.  Upon the resignation of Mr. Geisler, Yinfang Yang became our sole executive officer, and therefore was not an independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We paid M&K CPAS, PLLC, our auditors $11,850 for audit fees for 2009 and $7,500 for the combined audits for the years ended December 31, 2008 and 2007. The Company paid audit and financial statement review fees totaling $13,192 for the fiscal year ended December 31, 2008 to Robnett & Company LP, our former independent accountants

Audit-Related Fees

The Company paid audit-related fees totaling $0 for the fiscal years ended December 31, 2009 and 2008.

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

(Registrant)	OREGON GOLD, INC.

By:	/s/ Yinfang Yang
Yinfang Yang CEO, CFO, Secretary

Date:	March 31, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yinfang Yang	CEO, CFO, Secretary, and Director	March 31, 2010
Yinfang Yang