Form 10-Q
period 2010-03-31
Oregon Gold, Inc.
filed 2010-05-14
CIK 1439254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.       Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 7, 2010, the Company had outstanding 10,100,100 shares of its common stock, par value $0.001.

PART I
ITEM 1. FINANCIAL STATEMENTS

Oregon Gold, Inc.
(A Development Stage Company)
Balance Sheets
As of March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$-	$-
Accounts receivable, net	58	58
Total current assets	58	58

Property and equipment:
Acquisition and development costs	225,195	225,195
Less: Accumulated depletion	(294)	(294)
Total property and equipment, net	224,901	224,901

TOTAL ASSETS	$224,959	$224,959

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$11,000	$11,000
Accounts payable - related party	60,347	33,346
Convertible notes payable - (net of unamortized portion of beneficial conversion feature of $16,438 and $115,068, respectively)	484,469	385,839
Total current liabilities	555,816	430,185

Long-term liabilities	-	-
Total liabilities	555,816	430,185

Stockholders' deficit:
Common stock - $0.001 par value; 100,000,000 shares authorized, 10,100,100 shares issued and outstanding as of March 31, 2010 and December 31, 2009	10,100	10,100
Additional paid-in capital	456,320	446,320
Retained deficit	(797,277)	(661,646)
Total stockholders' deficit	(330,857)	(205,226)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$224,959	$224,959

See accompanying notes to financial statements

Oregon Gold, Inc.
(A Development Stage Company)
For the three months ended March 31, 2010 and 2009
and the period from inception (February 18, 2003) through March 31, 2010

	Three Months Ending March 31,		From inception, Feb 18, 2003 through March 31,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Total revenue	$-	$-	$61,562

Production costs	-	-	104,996
Depreciation	-	-	11,614
Total production costs	-	-	116,610

Operating expenses:
Mineral rights expense	-	-	32,485
General and administrative	27,001	8,362	351,546
Loss on sale of assets	-	-	902
Total operating expenses	27,001	8,362	384,933

Operating Loss	(27,001)	(8,362)	(439,981)

Other income (expense)
Other income	-	-	50,400
Other expense	-	-	-
Interest expense	(108,630)	-	(407,696)

Net income (loss) before taxes	(135,631)	(8,362)	(797,277)

Income taxes
Total income taxes (benefit)	-	-	-

Net income (loss) after taxes	(135,631)	(8,362)	(797,277)

Income (loss)	$(135,631)	$(8,362)	$(797,277)

Basic and diluted earnings/(loss) per share	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and Diluted	10,100,100	10,000,100

See accompanying notes to the financial statements

Oregon Gold, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the three months ended March 31, 2010 and 2009
and the period from inception (February 18, 2003) to March 31, 2010
(Unaudited)
			From inception,
	For the three months ended		Feb 18, 2003 through
	March 31	March 31,	March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(135,631)	$(8,362)	$(797,277)

Adjustments to reconcile net income (loss) to cash flows (used in) provided by operations:
Amortization of discount on note payable	98,630	-	383,562
Common stock issued for services	-	-	15,700
Imputed interest on note payable	10,000	-	23,808
Depreciation and depletion	-	-	294

Changes in operating assets and liabilities:
Accounts receivable	-	-	(58)
Accounts payable	-	8,222	-
Accounts payable - related party	27,001	-	71,347
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	-	(140)	(302,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and development of property and equipment	-	-	(225,195)
NET CASH (USED) BY INVESTING ACTIVITIES	-	-	(225,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on stockholder notes payable	-	-	(33,030)
Proceeds from stockholder notes	-	142	560,849
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	142	527,819

NET CHANGE IN CASH	-	2	-
CASH AT BEGINNING OF PERIOD	-	2	-
CASH AT END OF PERIOD	$-	$4	$-

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$-

NON CASH TRANSACTIONS:
Initial beneficial conversion feature measurement	$-	$-	$400,000
Extinguishment of debt by related party	$-	$-	$26,912
Issuance of common shares for related party debt forgiveness	$-	$-	$10,000

See accompanying notes to the financial statements

Oregon Gold, Inc.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Oregon Gold, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2009 as reported in the Form 10-K have been omitted.

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

In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The introduction of the Codification does not change GAAP and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

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

NOTE 2 - PROPERTY AND EQUIPMENT

The sole assets of the company are its mining claims.  These claims are depleted on a units-of-production basis as gold is produced from the claims.  No gold has been produced during the three months ended March 31, 2010 or during the year ended December 31, 2009.

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

Additionally, within the purchase agreement, Pacific Gold agreed to extinguish its short term note of $26,912, resulting in additional paid in capital to the Company, as it was a related party transaction.  The Company owes $11,907 and $12,921 to its previous parent company (Pacific Gold) management and related parties as of March 31, 2010 and December 31, 2009, respectively.   In accordance with generally accepted accounting principles, the Company did not impute interest on the balance, as the note was between a parent and a subsidiary.

Commencing August 27, 2009, the Company’s new majority shareholder, Ms. Yang, has advanced funds to the Company to fund operations. The advanced funds total $60,347 and $33,346 at March 31, 2010 and December 31, 2009, respectively.

NOTE 4 –CONVERTIBLE NOTES PAYABLE/RELATED PARTY TRANSACTIONS

The Company had a note with a face value of $500,000 owed to its (former) parent company as of December 31, 2008.  The maturity date of the note is April 15, 2010.  Originally, the amount due was one note payable to the (former) parent company bearing no interest. In the second quarter of 2009, the Company amended the note agreement to offer the note as a convertible note at a conversion price of $0.05 per share, which was reviewed under current guidance.  Because the fair market value at the date of issuance exceeded the effective conversion price, the Company recorded a beneficial conversion feature, which is amortized to non-cash interest expense over the life of the note (1 year) using the straight line method.  The initial beneficial conversion feature recorded in the second quarter of 2009 was $400,000 and amortization for the three months ended March 31, 2010 was $98,630.

At the purchase on August 27, 2009 the $500,000 note to our former parent company was evenly assigned to four new parties at a face value of $125,000 per note.  As of March 31, 2010, the total unamortized discount was $16,438 and the discounted value of the four notes was $483,562.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the periods ended March 31, 2010 and December 31, 2009, the Company financed its operations through advances from its parent company or majority stockholder, as more fully described in Note 3 above.

NOTE 6 – COMMON STOCK

At the time of inception, 100 shares of the Company’s common stock were issued to the Company’s then parent company, Pacific Gold Corp.  In 2005, 100 shares were issued in a merger with another subsidiary of Pacific Gold.  In 2008, there were 9,999,900 shares of common stock issued to Pacific Gold as payment for a portion of the debt owed to Pacific Gold. The shares issued in 2008 were priced at par value for the Company’s common stock.

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

As of March 31, 2010, Ms. Yinfang Yang owns approximately 80% of the outstanding common stock of the Company.  (see Note 3 for purchase detail)

The Company’s shares began trading on Over-the-Counter Bulletin Board (“OTCBB”) on March 17, 2009 under the symbol ORGG.

NOTE 7 – LEGAL PROCEEDINGS

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future financial statements or operations.

NOTE 8 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2010, the Company had a retained deficit of $797,277, and negative working capital of $555,758, raising substantial doubt about its ability to continue as a going concern.  During the period ended March 31, 2010, the Company financed its operations through advances from its majority stockholder.

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

NOTE 9 – SUBSEQUENT EVENTS

There are no significant subsequent events through the date the financial statements were issued.

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

Operations

In 2010, the Company is evaluating its development plans for the Company’s claims.

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

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of gold in the quarters ended March 31, 2010 or 2009.

Operating expenses for the three months ended March 31, 2010 and 2009 were $27,001 and $8,362.  Expenses were primarily for accounting and legal fees.

Interest expense for the period ended March 31, 2010 is $108,630.  This is comprised of $10,000 of imputed interest expense on the four, $125,000 non-interest bearing notes payable.  Interest is being imputed at 8%, annually.  Additionally, the Company recognized $98,630 of interest expense from amortization on the beneficial conversion feature associated with these notes.  See Note 4 for a complete discussion of the conversion accounting.  There was no corresponding interest expense for the quarter ended March 31, 2009.

Liquidity and Capital Resources

Since inception to March 31, 2010, we have funded most of our operational expenses from advances from our (former) parent company and majority shareholder.  At March 31, 2010, we owed $483,562 (net of debt discount of $16,438) to four convertible note holders and $60,347 to the Company’s majority shareholder and sole officer and director, Ms. Yang.

As of March 31, 2010, our assets totaled $224,959, which consisted primarily of mineral rights. Our total liabilities were $555,816 which consisted primarily of total notes payable of $484,469 and accounts payable of $71,347. We had stockholders’ deficit of $797,277. The Company has a working capital deficit of $555,758 at March 31, 2010.

The Company will require additional capital to fund operations at its mine site, begin operations at additional mine sites and to fund exploration and development of additionally acquired prospects unless operations generate sufficient revenues to support its business plan.  The Company does not have any identified sources of capital at this time.  Unless the Company finds needed capital, it will have to change its business objectives and operational plans and curtail some or all of its current operations.  Because of its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the three months ended March 31, 2010.  The note indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the Company may have to substantially curtail operations or terminate operations.  In such event, the stockholders may experience a loss of their investment, and the Company may not be able to continue.

New Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, its operating results, financial position, or cash flow.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons, that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by Rule 229.10(f)(1), the Company is not required to provide the information required by this Item.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

During our review of controls for the audited period ended December 31, 2009, and in the process of preparing our Annual Report, our management discovered that there are material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified during the preparation of the Annual Report were (i) insufficient evidence of a robust corporate governance function; (ii) lack of sufficient resources with SEC, generally accepted accounting principals (GAAP); (iii) lack of evidence to document compliance with the operation of internal accounting controls in accordance with our policies and procedures. These control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Accordingly, management, currently consisting of one person currently serving as the sole executive officer and director, has determined that these control deficiencies constitute material weaknesses, and still exist as of March 31, 2010.

Changes in internal controls. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. [REMOVED AND RESERVED]

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report on to be signed on its behalf by the undersigned thereunto duly authorized.

OREGON GOLD, INC. (Registrant)

By:	/s/ Yinfang Yang
Yinfang Yang
Chief Executive Officer, Chief Financial Officer, Secretary and Director

Date:	May 15, 2010