Form 10-Q
period 2010-06-30
Oregon Gold, Inc.
filed 2010-08-11
CIK 1439254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 11, 2010, the Company had outstanding 19,900,100 shares of its common stock, par value $0.001.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION	PAGE

PART I

ITEM 1. Financial Statements
Balance Sheets - June 30, 2010 (Unaudited) and December 31, 2009	3
Unaudited Statements of Operations - Three and Six Months Ended June 30, 2010 and 2009 and the period from inception (February 18, 2003) through June 30, 2010	4
Unaudited Statements of Cash Flows - Six Months Ended June 30, 2010 and 2009 and the period from inception (February 18, 2003) to June 30, 2010	5
Notes to Unaudited Financial Statements	66

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
ITEM 3. Quantitative and Qualitative Disclosures About Market Risks	10
ITEM 4. Controls and Procedures	11

PART II

ITEM 1. Legal Proceedings	11
ITEM 1A. Risk Factors	11
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	11
ITEM 3. Defaults Upon Senior Securities	11
ITEM 4. Submission of Matters to a Vote of Security Holders	11
ITEM 5. Other Information	11
ITEM 6. Exhibits	12

Signatures	12

PART I
ITEM 1. FINANCIAL STATEMENTS

Oregon Gold, Inc.
(A Development Stage Company)
Balance Sheets
As of June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash	$-	$-
Accounts receivable, net	-	58
Total Current Assets	-	58

Acquisition and development costs	225,195	225,195
Accumulated depletion	(294)	(294)
Total property and equipment, net	224,901	224,901
TOTAL ASSETS	$224,901	$224,959

LIABILITIES AND STOCKHOLDERS’ EQUITY ( DEFICIT)
Current Liabilities
Accounts payable	$11,000	$11,000
Accounts payable-related party	79,141	33,346
Notes payable (including convertible notes)	10,907	385,839
Total current liabilities	101,048	430,185

Long-term liabilities
Convertible notes payable - parent and related companies	-	-
Total liabilities	101,048	430,185

Stockholders' Equity (Deficit)
Common Stock - $0.001 par value; 100,000,000 shares authorized, 19,900,100 and 10,000,100 shares issued and outstanding as of June 30, 2010 and December 31, 2009 respectively	19,900	10,100
Additional paid in capital	939,986	446,320
Retained deficit	(836,033)	(661,646)
Total Stockholders' Equity (Deficit)	123,853	(205,226)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$224,901	$224,959

See accompanying notes to financial statements

Oregon Gold, Inc.
(A Development Stage Company)
Statements of Operations
For the 3 and 6 months ended June 30, 2010 and 2009
and the period from February 18, 2003 through June 30, 2010
(Unaudited)

	Three Months Ended June 30	Three Months Ended June 30	Six Months Ended June 30	Six Months Ended June30	From inception, February 18, 2003
	2010	2009	2010	2009	through
					June 30, 2010

Revenue	$-	$-	$-	$-	$61,562

Production costs	-	-	-	-	104,996
Depreciation	-	-	-	-	11,614
Total production costs	-	-	-	-	116,610

Operating expenses:
Mineral rights expense	-	-	-	-	32,485
General and administrative	18,851	9,352	45,852	17,713	370,397
Loss on sale of assets	-	-	-	-	902
Total operating expenses	18,851	9,352	45,852	17,713	403,784

Operating loss	$(18,851)	$(9,352)	$(45,852)	$(17,713)	$(458,832)

Other Income (Expense)
Other income	-	-	-	-	50,400
Interest expense	(19,905)	(83,288)	(128,535)	(83,288)	(427,601)
					-
Net loss before taxes	(38,756)	(92,640)	(174,387)	(101,001)	(836,033)

Income taxes
Total income taxes (benefit)	-	-	-	-	-
Net loss after taxes	(38,756)	(92,640)	(174,387)	(101,001)	(836,033)

Loss	$(38,756)	$(92,640)	$(174,387)	$(101,001)	$(836,033)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding -
Basic and diluted	16,669,331	10,000,100	13,402,862	10,000,100

See accompanying notes to the financial statements

Oregon Gold, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the six months ended June 30, 2010 and 2009
and the period from inception (February 18, 2003) to June 30, 2010
(Unaudited)
			From inception,
	For the six months ended		Feb 18, 2003 through
	June 30	June 30	June 30
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(174,387)	$(101,001)	$(836,033)

Adjustments to reconcile net loss to cash flows used in operations:
Amortization of discount on note payable	115,068	83,288	400,000
Common stock issued for services	-	-	15,700
Imputed interest on note payable	13,466	-	27,274
Depreciation and depletion	-	-	294

Changes in operating assets and liabilities:
Accounts receivable	58	-	-
Accounts payable	-	3,455	-
Accounts payable - related party	45,795	11,000	90,141
NET CASH USED IN OPERATING ACTIVITIES	-	(3,258)	(302,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and development of property and equipment	-	-	(225,195)
NET CASH USED BY INVESTING ACTIVITIES	-	-	(225,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on stockholder notes payable	-	-	(33,030)
Proceeds from stockholder notes	-	3,262	560,849
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,262	527,819

NET CHANGE IN CASH	-	4	-
CASH AT BEGINNING OF PERIOD	-	2	2
CASH AT END OF PERIOD	$-	$6	$-

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$-

NON CASH TRANSACTIONS:
Initial beneficial conversion feature measurement	$-	$400,000	$400,000
Extinguishment of debt by related party	$-	$-	$26,912
Issuance of common shares for related party debt forgiveness	$-	$-	$10,000
Convertible note payable converted to common stock	$490,000	$-	$490,000

See accompanying notes to the financial statements

Oregon Gold, Inc.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2010

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

NOTE 2 - PROPERTY AND EQUIPMENT

The sole assets of the company are its mining claims.  These claims are depleted on a units-of-production basis as gold is produced from the claims.  No gold has been produced during the six months ended June 30, 2010 or during the year ended December 31, 2009.

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

Additionally, within the purchase agreement, Pacific Gold agreed to extinguish its short term note of $26,912, resulting in additional paid in capital to the Company, as it was a related party transaction.  The Company owes $11,907 and $12,921 to its previous parent company (Pacific Gold) management and related parties as of June 30, 2010 and December 31, 2009, respectively.  The Company believes that all amounts owed to former Pacific Gold management were expressly released, and that was the intent of the transaction between the parties. Therefore, the Company disputes the validity of the $11,907 and $12,912 reflected at June 30, 2010 and December 31, 2009, respectively.  In accordance with generally accepted accounting principles, the Company did not impute interest on the balance, as the note was between a parent and a subsidiary.

Commencing August 27, 2009, the Company’s new majority shareholder, Ms. Yang, has advanced funds to the Company to fund operations. The advanced funds total $79,141 and $33,346 at June 30, 2010 and December 31, 2009, respectively.

NOTE 4 –CONVERTIBLE NOTES PAYABLE/RELATED PARTY TRANSACTIONS

The Company had a note with a face value of $500,000 owed to its (former) parent company as of December 31, 2008.  The maturity date of the note is April 15, 2010.  Originally, the amount due was one note payable to the (former) parent company bearing no interest. In the second quarter of 2009, the Company amended the note agreement to offer the note as a convertible note at a conversion price of $0.05 per share, which was reviewed under current guidance.  Because the fair market value at the date of issuance exceeded the effective conversion price, the Company recorded a beneficial conversion feature, which is amortized to non-cash interest expense over the life of the note (one year) using the straight line method.  The initial beneficial conversion feature recorded in the second quarter of 2009 was $400,000 and amortization for the six months ended June 30, 2010 was $115,068.

On August 27, 2009 the $500,000 note to our former parent company was evenly assigned to four new parties at a face value of $125,000 per note.  The notes matured on April 15, 2010 and the unamortized discount was fully realized.  On April 30, 2010, $490,000 of the outstanding notes were converted into shares of common stock at $0.05 each, as specified in the note agreement.  The Company issued a total of 9,800,000 additional shares, as a result of the conversion.  Ms. Yang, the Company’s sole officer and director, received 2,500,000 of these additional shares of Common Stock, giving her a total share count of 10,502,389.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the periods ended June 30, 2010 and December 31, 2009, the Company financed its operations through advances from its parent company or majority stockholder, as more fully described in Note 3 above.

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

On April 30, 2010, $490,000 of the outstanding $500,000 in convertible notes were converted into shares of common stock at $0.05 per share, as specified in the note agreement.  The Company issued a total of 9,800,000 additional shares, as a result of the conversion.  The conversion resulted in no additional expense to the Company.

As of June 30, 2010, Ms. Yinfang Yang owns approximately 53% of the outstanding common stock of the Company.  (see Notes 3 and 4 for purchase and stock issuance detail)

The Company’s shares began trading on Over-the-Counter Bulletin Board (“OTCBB”) on March 17, 2009 under the symbol ORGG.

NOTE 7 – LEGAL PROCEEDINGS

From time to time the Company is involved in minor trade, employment and other operational disputes, none of which have or are expected to have a material impact on the current or future financial statements or operations.

NOTE 8 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2010, the Company had a retained deficit of $836,033, and negative working capital of $101,048, raising substantial doubt about its ability to continue as a going concern.  During the period ended June 30, 2010, the Company financed its operations through advances from its majority stockholder.

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

NOTE 9 – SUBSEQUENT EVENTS

There were no material subsequent events through the date the financial statements were issued.

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

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of gold in the quarter and six months ended June 30, 2010 or 2009.

Operating expenses for the quarter and six months ended June 30, 2010 and 2009 were $18,851 and $45,852 and $9,352 and $17,713, respectively.  Expenses were primarily for accounting and legal fees.

Interest expense for the quarter and six months ended June 30, 2010 is $19,905 and $128,535, respectively.  This is comprised of $13,466 of imputed interest expense on the four, $125,000 non-interest bearing notes payable.  Interest is being imputed at 8%, annually.  Additionally, the Company recognized $115,068 of interest expense from amortization on the beneficial conversion feature associated with these notes.  The Company realized $83,288 of interest expense associated with the notes payable beneficial conversion feature for the six month ended June 30, 2009.  See Note 4 in the financial statements for a complete discussion of the conversion accounting.

Liquidity and Capital Resources

Since inception to June 30, 2010, we have funded most of our operational expenses from advances from our (former) parent company and majority shareholder.  At June 30, 2010, we owed $10,000 to a convertible note holder and $79,141 to the Company’s majority shareholder and sole officer and director, Ms. Yang.

As of June 30, 2010, our assets totaled $224,901, which consisted primarily of mineral rights. Our total liabilities were $101,048 which consisted primarily of total notes payable of $10,907 and accounts payable of $90,141. We had stockholders’ deficit of $836,033 and a working capital deficit of $101,048 at June 30, 2010.

The Company will require additional capital to fund operations at its mine site, begin operations at additional mine sites and to fund exploration and development of additionally acquired prospects unless operations generate sufficient revenues to support its business plan.  The Company does not have any identified sources of capital at this time.  Unless the Company finds needed capital, it will have to change its business objectives and operational plans and curtail some or all of its current operations.  Because of its capital needs compared to its available working capital and funding prospects, the Company has added a going concern note to the financial statements for the six months ended June 30, 2010.  The note indicates that without an increase in revenues sufficient to cover expenses or additional sources of capital being obtained, the Company may have to substantially curtail operations or terminate operations.  In such event, the stockholders may experience a loss of their investment, and the Company may not be able to continue.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

During our review of controls for the audited period ended December 31, 2009, and in the process of preparing our Annual Report, our management discovered that there are material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified during the preparation of the Annual Report were (i) insufficient evidence of a robust corporate governance function; (ii) lack of sufficient resources with SEC, generally accepted accounting principals (GAAP); (iii) lack of evidence to document compliance with the operation of internal accounting controls in accordance with our policies and procedures. These control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Accordingly, management, currently consisting of one person currently serving as the sole executive officer and director, has determined that these control deficiencies constitute material weaknesses, and still exist as of June 30, 2010.

Changes in internal controls. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30, 2010, $490,000 of the outstanding $500,000 in convertible notes were converted into shares of common stock at $0.05 per share, as specified in the note agreement.  The Company issued a total of 9,800,000 additional shares, as a result of the conversion.

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

OREGON GOLD, INC. (Registrant)

By:	/s/ Yinfang Yang
Yinfang Yang
Chief Executive Officer, Chief Financial Officer, Secretary and Director

Date:	August 11, 2010