Form 10-Q/A
period 2010-06-30
Oregon Gold, Inc.
filed 2010-08-12
CIK 1439254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
AMENDMENT NO. 1

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2010

Commission File Number     000-32629

OREGON GOLD, INC.
(Exact name of registrant as specified in charter)

Oregon	98-0408707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

A9 ZhongShenHua Yuan, CaiTian Nan Lu, Shenzhen, China	518026
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:             888-257-4193

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

NOTE:  This report is being amended to correct a typographical error contained on the cover page of this report.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

OREGON GOLD, INC. (Registrant)

By:	/s/ Yinfang Yang
Yinfang Yang
Chief Executive Officer, Chief Financial Officer, Secretary and Director

Date:	August 12 , 2010