Form 10-Q/A
period 2010-09-30
Oregon Gold, Inc.
filed 2010-11-12
CIK 1439254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q/ AMENDMENT NO. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 12, 2010, the Company had outstanding 19,900,100 shares of its common stock, par value $0.001.

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

The Company owes $11,907 to its previous parent company (Pacific Gold) management and related parties as of September 30, 2010 and December 31, 2009, but believes all amounts owed to former Pacific Gold management were expressly released in the purchase transaction. Therefore, the Company disputes the validity of the $11,907 reflected at September 30, 2010 and December 31, 2009.  In accordance with generally accepted accounting principles, the Company did not impute interest on the balance, as the note was between a parent and a subsidiary.

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

OREGON GOLD, INC. (Registrant)

By:	/s/ Yinfang Yang
Yinfang Yang
Chief Executive Officer, Chief Financial Officer, Secretary and Director

Date:	November 12, 2010