Form 10-Q/A
period 2010-09-30
China Ceetop.com, Inc.
filed 2011-04-06
CIK 1439254

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q / A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 9, 2010 the Company had outstanding 19,900,100 shares of its common stock, par value $0.001.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION	PAGE

PART I

ITEM 1. Financial Statements
Balance Sheets - September 30, 2010 (Unaudited) and December 31, 2009	3
Unaudited Statements of Operations - Three and Nine Months Ended September 30, 2010 and 2009 and the period from inception (February 18, 2003) through September 30, 2010	4
Unaudited Statements of Cash Flows - Nine Months Ended September 30, 2010 and 2009 and the period from inception (February 18, 2003) to September 30, 2010	5
Notes to Unaudited Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3. Quantitative and Qualitative Disclosures About Market Risks	16
ITEM 4. Controls and Procedures	16

PART II

ITEM 1. Legal Proceedings	17
ITEM 1A. Risk Factors	17
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
ITEM 3. Defaults Upon Senior Securities	17
ITEM 4. Submission of Matters to a Vote of Security Holders	17
ITEM 5. Other Information	17
ITEM 6. Exhibits	18

Signatures	19

EXPLANATORY NOTE:

The Company is amending this report to restate its financial statements to reflect a write-off of the Company’s mining claims and associated accumulated depletion.  The Company recently discovered that it did not renew its mining claims as of September 1, 2010 due to a clerical filing error by the Company, and forfeited all claims.

PART I
ITEM 1. FINANCIAL STATEMENTS

Oregon Gold, Inc.
(A Development Stage Company)
Balance Sheets
As of September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(Restated)
ASSETS
Cash	$-	$-
Accounts receivable, net	-	58
Total Current Assets	-	58

Acquisition and development costs	-	225,195
Accumulated depletion	-	(294)
Total property and equipment, net	-	224,901
TOTAL ASSETS	$-	$224,959

LIABILITIES AND STOCKHOLDERS’ EQUITY ( DEFICIT)
Current Liabilities
Accounts payable	$11,000	$11,000
Accounts payable-related party	141,536	33,346
Notes payable (including convertible notes)	10,907	385,839
Total current liabilities	163,443	430,185

Long-term liabilities
Convertible notes payable - parent and related companies	-	-
Total liabilities	163,443	430,185

Stockholders' Equity (Deficit)
Common Stock - $0.001 par value; 100,000,000 shares authorized, 19,900,100 and 10,000,100 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	19,900	10,100
Additional paid in capital	940,186	446,320
Deficit accumulated during the development stage	(1,123,529)	(661,646)
Total Stockholders' Equity (Deficit)	(163,443)	(205,226)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$224,959

See accompanying notes to financial statements

Oregon Gold, Inc.
(A Development Stage Company)
Statements of Operations
For the 3 and 9 months ended September 30, 2010 and 2009
and the period from February 18, 2003 through September 30, 2010
(Unaudited)
(Restated)

	Three Months Ended Sept 30,	Three Months Ended Sept 30,	Nine Months Ended Sept 30,	Nine Months Ended Sept 30,	From inception, February 18, 2003
	2010	2009	2010	2009	through
					Sept 30, 2010

Revenue	$-	$-	$-	$-	$61,562

Production costs	-	-	-	-	104,996
Depreciation	-	-	-	-	11,614
Total production costs	-	-	-	-	116,610

Operating expenses:
Mineral rights expense	-	-	-	-	32,485
General and administrative	62,395	14,897	108,247	32,610	432,792
Loss on sale of assets	-	-	-	-	902
Impairment	224,901	-	224,901	-	224,901
Total operating expenses	287,296	14,897	333,148	32,610	691,080

Operating loss	$(287,296)	$(14,897)	$(333,148)	$(32,610)	$(746,128)

Other income	-	-	-	-	50,400
Interest expense	(200)	(101,148)	(128,735)	(184,436)	(427,801)
Net loss before taxes	(287,496)	(116,045)	(461,883)	(217,046)	(1,123,529)

Income taxes
Total income taxes (benefit)	-	-	-	-	-
Net loss after taxes	(287,496)	(116,045)	(461,883)	(217,046)	(1,123,529)

Loss	$(287,496)	$(116,045)	$(461,883)	$(217,046)	$(1,123,529)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding -
Basic and diluted	19,900,100	10,055,665	15,592,408	10,018,482

See accompanying notes to the financial statements

Oregon Gold, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the nine months ended September 30, 2010 and 2009
and the period from inception (February 18, 2003) to September 30, 2010
(Unaudited)
(Restated)
			From inception,
	For the nine months ended		Feb 18, 2003 through
	Sept 30	Sept 30	Sept 30
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(461,883)	$(217,046)	$(1,123,529)

Adjustments to reconcile net loss to cash flows used in operations:
Amortization of discount on note payable	115,068	184,110	400,000
Impairment	224,901	-	224,901
Common stock issued for services	-	5,700	15,700
Imputed interest on note payable	13,666	-	27,274
Depreciation and depletion	-	-	294

Changes in operating assets and liabilities:
Accounts receivable	58	-	-
Accounts payable	-	(4,975)	-
Accounts payable - related party	108,190	23,921	152,536
NET CASH USED IN OPERATING ACTIVITIES	-	(8,290)	(302,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and development of property and equipment	-	-	(225,195)
NET CASH USED BY INVESTING ACTIVITIES	-	-	(225,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on stockholder notes payable	-	-	(33,030)
Proceeds from stockholder notes	-	8,288	560,849
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	8,288	527,819

NET CHANGE IN CASH	-	(2)	-
CASH AT BEGINNING OF PERIOD	-	2	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for taxes	$-	$-	$-

NON CASH TRANSACTIONS:
Initial beneficial conversion feature measurement	$-	$400,000	$400,000
Extinguishment of debt by related party	$-	$26,912	$26,912
Issuance of common shares for related party debt forgiveness	$-	$-	$10,000
Convertible note payable converted to common stock	$490,000	$-	$490,000

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

NOTE 2 - PROPERTY AND EQUIPMENT

Through September 1, 2010, the sole assets of the Company were its mining claims. The Company did not renew its mining claims as of September 1, 2010 and forfeited all claims, due to a clerical filing error by the Company. As there was no mining activity during 2010, the claims experienced no depletion for the period ended September 30, 2010. The forfeiture of these claims resulted in an impairment expense to the Company of the total value of the assets, less accumulated depreciation, of $224,901.

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

NOTE 8 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2010, the Company had a retained deficit of $1,123,529, negative working capital of $163,443 and no viable operations, raising substantial doubt about its ability to continue as a going concern.  During the period ended September 30, 2010, the Company financed its operations through advances from its majority stockholder.

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

NOTE 9 – RESTATEMENT OF SEPTEMBER 30, 2010 FINANCIAL STATEMENTS

The Company has restated its quarterly financial statements from amounts previously reported for the period ended September 30, 2010. The Company recently discovered that it did not renew its mining claims as of September 1, 2010 due to a clerical filing error by the Company, and forfeited all claims. The Company wrote-off the total asset value of $225,195 and the associated accumulated depletion of $294 for a net impairment expense to the Company of $224,901. This resulted in the following changes to the balance sheet as of September 30, 2010 and statements of operations for the three and nine months ended September 30, 2010 and the period of inception from February 18, 2003 through September 30, 2010.

Balance Sheet - September 30, 2010
	As Reported	Adjustments	As Restated
ASSETS

Cash	$-	$-	$-
Accounts receivable, net	-	-	-
Total Assets	$-	$-	$-

Property and Equipment:
Proved Development
Acquisition and development costs	225,195	(225,195)	-
Accumulated depletion	(294)	294	-
Total Property and Equipment, net	224,901	(224,901)	-

TOTAL ASSETS	$224,901	$(224,901)	$-

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accounts payable	$11,000	$-	$11,000
Accounts payable-related party	141,536	-	141,536
Notes payable (including convertible notes)	10,907	-	10,907
Total current Liabilities	163,443	-	163,443

Long-term liabilities
Note payable - parent and related companies	-	-	-
Convertible notes payable - parent and related companies	-	-	-
Total liabilities	163,443	-	163,443

Stockholders' Equity
Common Stock - $0.001 par value; 100,000,000 shares authorized, 19,900,100 and 10,000,100 shares issued and outstanding as of September 30, 2010 and December 31, 2009 respectively	19,900	-	19,900
Additional paid in capital	940,186	-	940,186
Retained deficit	(898,628)	(224,901)	(1,123,529)
Total Stockholders' Equity	61,458	(224,901)	(163,443)

Total Liabilities and Stockholders' Equity	$224,901	$(224,901)	$-

Statement of Operations - Three Months Ended September 30, 2010
	As Reported	Adjustments	As Restated

Revenue	$-	$-	$-

Production costs	-	-	-
Depreciation	-	-	-
Total production costs	-	-	-

Operating Expenses:
Mineral Rights expense	-	-	-
General and administrative	62,395	-	62,395
Impairment	-	224,901	224,901
Loss on sale of assets	-	-	-
Total Operating Expenses	62,395	224,901	287,296
Operating loss	$(62,395)	$(224,901)	$(287,296)

Other Income (Expense)
Other Income	-	-	-
Other Expense	(200)	-	(200)
Gain on Debt Extinguishment	-	-	-
Interest Expense	-	-	-
Net Income (Loss) before Taxes	(62,595)	(224,901)	(287,496)

Income Taxes
Total Income Taxes (Benefit)	-	-	-
Net income (loss) after taxes	(62,595)	(224,901)	(287,496)

Income (loss)	$(62,595)	$(224,901)	$(287,496)

Basic and diluted earnings (loss) per share	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding -
Basic and diluted	19,900,100	19,900,100	19,900,100

Statement of Operations - Nine Months Ended September 30, 2010
	As Reported	Adjustments	As Restated

Revenue	$-	$-	$-

Production costs	-	-	-
Depreciation	-	-	-
Total production costs	-	-	-

Operating Expenses:
Mineral Rights expense	-	-	-
General and administrative	108,247	-	108,247
Impairment	-	224,901	224,901
Loss on sale of assets	-	-	-
Total Operating Expenses	108,247	224,901	333,148
Operating loss	$(108,247)	$(224,901)	$(333,148)

Other Income (Expense)
Other Income	-	-	-
Other Expense	(128,735)	-	(128,735)
Gain on Debt Extinguishment	-	-	-
Interest Expense	-	-	-
Net Income (Loss) before Taxes	(236,982)	(224,901)	(461,883)

Income Taxes
Total Income Taxes (Benefit)	-	-	-
Net income (loss) after taxes	(236,982)	(224,901)	(461,883)
Income (loss)	$(236,982)	$(224,901)	$(461,883)

Basic and diluted earnings (loss) per share	$(0.02)	$(0.01)	$(0.03)

Weighted average shares outstanding -
Basic and diluted	15,592,408	15,592,408	15,592,408

Statement of Operations - Period from inception (February 18, 2003) through September 30, 2010
	As Reported	Adjustments	As Restated

Revenue	$61,562	$-	$61,562

Production costs	104,996	-	104,996
Depreciation	11,614	-	11,614
Total production costs	116,610	-	116,610

Operating Expenses:
Mineral Rights expense	32,485	-	32,485
General and administrative	432,792	-	432,792
Impairment	-	224,901	224,901
Loss on sale of assets	902	-	902
Total Operating Expenses	466,179	224,901	691,080
Operating loss	$(521,227)	$(224,901)	$(746,128)

Other Income (Expense)
Other Income	50,400	-	50,400
Other Expense	(427,801)	-	(427,801)
Gain on Debt Extinguishment	-	-	-
Interest Expense	-	-	-
Net Income (Loss) before Taxes	(898,628)	(224,901)	(1,123,529)

Income Taxes
Total Income Taxes (Benefit)	-	-	-
Net income (loss) after taxes	(898,628)	(224,901)	(1,123,529)
Income (loss)	$(898,628)	$(224,901)	$(1,123,529)

NOTE 9 – SUBSEQUENT EVENTS

Effective January 27, 2011 the Company closed the transactions set forth in a Share Exchange Agreement (the “Agreement) between the Company and Surry Holdings Limited (“Surry”).  The shareholders of Surry (the “Surry Shareholders”) entered into a Share Exchange Agreement (the “Agreement”) pursuant to which Surry became the wholly owned subsidiary of the Company.  With the execution of the Agreement, the Company has changed the focus of its operations away from mining, instead focusing on the business of Surry.

Under the Agreement, in exchange for surrendering all their ownership in Surry, the Surry Shareholders received an aggregate of 28,496,427 shares of the Company’s common stock, and 3,558,046 shares of the Company’s Series A Preferred Stock

Effective January 27, 2011, as a result of the closing of the transaction with Surry: Yinfang Yang resigned as officer and director; Weiliang Liu was appointed Chairman of the Board, Chief Executive Officer, President and Secretary; and Juqun Zhao was appointed Chief Financial Officer and Treasurer.

Additionally, effective January 27, 2011, the Company amended Section 1 of its Restated Articles of Incorporation in order to change the name of the Company from Oregon Gold, Inc. to China Ceetop.com, Inc. and amended Article 2 of the Restated Articles of Incorporation of the Company to read as follows:

“This Corporation is authorized to issue two classes of stock to be designated, respectively, preferred stock ("Preferred Stock") and common stock ("Common Stock"). The total number of shares of capital stock that the Corporation is authorized to issue is 203,558,046. The total number of shares of Common Stock the Corporation shall have the authority to issue is 200,000,000.  The total number of shares of Preferred Stock that the Corporation shall have the authority to issue is 3,558,046. The Corporation’s capital stock may be sold from time to time for such consideration as may be fixed by the Board of Directors, provided that no consideration so fixed shall be less than par value.

The Board of Directors of the Corporation is expressly authorized, subject to limitations prescribed by law and the provisions of this Article 2, to provide for the issuance of the shares of Preferred Stock from time to time in one or more series, and by filing a certificate pursuant to the Oregon Business Corporation Act, to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designations, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such shares as may be permitted by the Oregon Revised Statutes.
 All stock of this Corporation, whether Common Stock or Preferred Stock, shall be issued only upon the receipt of the full consideration fixed for the issuance of such stock. Such stock, once issued, shall be fully paid and nonassessable.

No holder of shares of any class of this Corporation shall have (1) any preemptive right to subscribe for or acquire additional shares of this Corporation of the same or any other class, whether such shares shall be hereby or hereafter authorized, or (2) any right to acquire any shares which may be held in the treasury of this corporation. All such additional or treasury shares may be issued or reissued for such consideration, at such time, and to such persons as the Board of Directors may from time to time determine.”

Full responsive information under this Item can be found in the Company’s Information Statement on Schedule 14F-1 filed with the SEC on January 7, 2011.

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

Introduction

 The Company is investigating options for alternative revenue sources and has decided to change its focus from mining to another line of business.

Operations

During 2010, the Company evaluated its development plans for the Company’s claims and decided to change the Company’s focus. Due to a clerical error, the Company did not renew the mining claims held in Oregon as of September 1, 2010 and forfeited the claims held in Josephine County, Oregon.  No mining operations have taken place during 2010.

As disclosed in a Form 8K filed with the SEC, in June 2010, the Company entered into a letter of intent with Surry Holdings Limited (Surry), to conduct a share exchange with Surry. As of September 30, 2010 the Company has not closed the transaction contemplated by the letter of intent, and conducting due diligence on Surry while it continues its operations.

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

On September 1, 2010, the Company forfeited its mining claims due to a failure to renew mining claims (due to clerical error), resulting in a complete write-off of the Company’s mining claims and associated accumulated depletion.  This transaction resulted in an asset impairment of $224,901.

Liquidity and Capital Resources

Since inception to September 30, 2010, we have funded most of our operational expenses from advances from our (former) parent company and majority shareholder. At September 30, 2010, we owed $10,000 to a convertible note holder and $141,536 to the Company’s majority shareholder and sole officer and director, Ms. Yang.

As of September 30, 2010, with the forfeiture of the mining asset, the Company held no assets. Our total liabilities were $163,443 which consisted primarily of total notes payable of $10,907 and accounts payable of $152,536. We had stockholders’ deficit of $1,123,529 and a working capital deficit of $163,443 at September 30, 2010.

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

OREGON GOLD, INC. (Registrant)

By:	/s/ Weiliang Liu
Weiliang Liu Chairman of the Board, Chief Executive Officer, President and Secretary

Date:	April 5, 2011