Form 10-K
period 2010-12-31
China Ceetop.com, Inc.
filed 2011-04-15
CIK 1439254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Or

   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER     000-53307

CHINA CEETOP.COM, INC.
(Exact name of registrant as specified in charter)

OREGON	98-0408707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

A2803, Lianhe Guangchang, 5022 Binhe Dadao, Futian District, Shenzhen, China	518026
(Address of principal executive offices)	(Zip Code)

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
(Do not check if smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:    Yes     ☒ No     ☐

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price reported for March 31, 2011 on the OTC Bulletin Board, was US $44,045,463.

As of April 12, 2011, the Company had outstanding 29,363,642shares of its common stock, par value $0.001.

Documents Incorporated by Reference:  None

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION		PAGE

PART I

ITEM 1.	Business.	4
ITEM 1A.	Risk Factors.	6
ITEM 1B.	Unresolved Staff Comments.	6
ITEM 2.	Properties.	6
ITEM 3.	Legal Proceedings.	6
ITEM 4.	[Removed and Reserved].	6

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity.	7
ITEM 6.	Selected Financial Data.	7
ITEM 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.	8
ITEM 7A.	Quantitative And Qualitative Disclosures About Market Risk.	12
ITEM 8.	Financial Statements and Supplementary Data	13
	Balance Sheets – December 31, 2010 and December 31, 2009
	Statements Of Operations – Years Ended December 31, 2010 and 2009 and the period from inception (February 18, 2003) through December 31, 2010
	Statement Of Changes In Stockholders’ Deficit – Years Ended December 31, 2010 and 2009 and the period from inception (February 18, 2003) through December 31, 2010
	Statements Of Cash Flows – Years Ended December 31, 2010 And 2009 and the period from inception (February 18, 2003) through December 31, 2010
ITEM 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.	14
ITEM 9A(T).	Controls And Procedures.	14
ITEM 9B.	Other Information.	15

PART III

ITEM 10.	Directors, Executive Officers And Corporate Governance.	16
ITEM 11.	Executive Compensation.	18
ITEM 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.	19
ITEM 13.	Certain Relationships And Related Transactions, and Director Independence.	19
ITEM 14.	Principal Accountant Fees And Services.	19

PART IV
ITEM 15.	Exhibits, Financial Statement Schedules.	20
SIGNATURES		20

PART I

ITEM 1. BUSINESS

Business

Prior to September 1, 2010, Oregon Gold, Inc. held a number of mining prospects in Oregon.  These mines had not been operational since 2004.  However, during 2010, the Company evaluated its development plans for the Company’s claims and decided to change the Company’s focus.  The Company did not renew the mining claims held in Oregon as of September 1, 2010 and forfeited the claims held in Josephine County, Oregon.  No mining operations had taken place during 2009 or 2010.

As disclosed in a Form 8K filed with the SEC, in June 2010, the Company entered into a letter of intent with Surry Holdings Limited (Surry), to conduct a share exchange with Surry.  As of December 31, 2010, the Company has not closed the transaction contemplated by the letter of intent, and is conducting due diligence on Surry while it continues its operations.

The independent auditors of Oregon Gold have qualified their opinion as to our ability to continue as a going concern. We currently do not have capital to implement our business plan and must obtain funding. If we do not receive funding, we will have to discontinue our business plan.   To fund our operations, we intend to seek either debt or equity capital or both, or the possibility of a merger with a business with ongoing profitable operations.

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

Oregon Gold, Inc.

Prior to September 1, 2010, Oregon Gold held a number of prospects in the Siskiyou National Forest, in Josephine County, Oregon.  These prospects covered approximately 280 acres of placer deposits in one area and another 37 acres in a second, almost contiguous area.  The property was accessible from a gravel road that connected with a local paved road.  Maintenance of the gravel road was moderate.  In some places a stream must be forded for access.  Generally, there was ample water from the perennial stream bordering the prospects available for exploratory and later implementation of the business plan.  Water use was subject to meeting permitting requirements.  Power was available through generators brought to and operated onsite.

Oregon Gold owned the Defiance Mine and additional claims in Josephine County, Oregon.  The company operated the Defiance Mine during the summer and fall of 2004. Mining activity concluded for the winter at the end of November 2004.  The Company had planned to initiate a new mining plan of operations on its claims in Josephine County, if adequate funding could have been obtained.  As funds were not available and the Company decided to pursue an alternate business plan, the claims held by Oregon Gold, Inc were not renewed as of September 1, 2010.

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

For a mining claim to be maintained, the Company must comply with the annual staking and patent maintenance requirements of the State of Oregon and the United States Bureau of Land Management.  We must also comply with the filing requirements of our proposed exploration and development, including Notices of Intent and Plans of Operations.  In connection with our exploration and assessment activities, we have pursued necessary permits where exemptions have not been available although, to date, most of these activities have been done under various exemptions.

Competition

Under our mining operations, we expected to compete with many mining and exploration companies in identifying and acquiring claims with gold mineralization. We believed that most of our competitors have greater resources than the Company. We also expected to compete for qualified geological and environmental experts to assist us in our exploration of mining prospects, as well as any other consultants, employees and equipment that we may require in order to conduct our operations. We could not give any assurances that we would be able to compete without adequate financial resources.

Employees

As of April 12, 2011, the Company has 181 employees.  Current corporate structure is managed by the board members, Mr. Weiliang Liu and Juqun Zhao. Weiliang Liu is company’s Chairman of the Board, Chief Executive Officer, President and Secretary; Juqun Zhao is company’s Chief Financial Officer and Treasurer.

Executive Offices

The corporate address in China is A2803, Lianhe Guangchang, 5022 Binhe Dadao, Futian District, Shenzhen, China. Our telephone number in China is 86-755-3336-6628

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 2. PROPERTIES.

All mining claims owned or leased by Oregon Gold were federal mining claims under the jurisdiction of the Bureau of Land Management and/or the United States Forest Service. The claims are valid for one year and require a renewal prior to September 1st of each year.  The Company did not renew the claims as of September 1, 2010, thereby forfeiting the claims.

Through August 31, 2010, Oregon Gold held 14 placer claims covering approximately 280 acres in Josephine County, Oregon. Included in these claims were the Defiance Mine, a fully permitted, previously operational mine located in southwestern Oregon. The Defiance Mine was approximately 37.5 acres in size. The Company held a 5% net smelter royalty payable only on the 37.5 acres covered by the Defiance Mine.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. [REMOVED AND RESERVED].

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock did not begin trading on the Over-the-Counter Bulletin Board (“OTCBB”) until March 17, 2009.  As of December 31, 2010, the Company traded under the symbol “ORGG,” Effective January 31, 2011 the symbol for the Company on the Over the Counter Bulletin Board was changed to “CTOP.”

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

Holders

As of April 12, 2011 we have 217 shareholders of record of our common stock.

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

Financial Condition and Changes in Financial Condition

 Overall Operating Results:

The Company had no revenues from the sale of gold for the years ended December 31, 2010 or 2009.

The Company had $140,848 in general and administrative expenses during 2010.  Of this expense, $15,295 was for accounting expenses, $84,000 for legal expenses, and $41,553 for other consulting and administrative expenses.  During 2009, the  Company had $53,035 in general and administrative expenses.  Of this expense, $21,634 was for accounting expenses, $12,734 for legal expenses, and $18,667 for other consulting and administrative expenses.

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

On August 27, 2009 the $500,000 note to our former parent company was evenly assigned to four new parties at a face value of $125,000 per note.  The notes matured on April 15, 2010 and the unamortized discount was fully realized.  The initial beneficial conversion feature recorded in the second quarter of 2009 was $400,000 and amortization for the years ended December 31, 2010 and 2009 was $115,068 and $284,932.

On April 30, 2010, $490,000 of the outstanding notes was converted into shares of common stock at $0.05 each, as specified in the note agreement.  The Company issued a total of 9,800,000 additional shares, as a result of the conversion.  Ms. Yang, the Company’s sole officer and director, received 2,500,000 of these additional shares of common stock, giving her a total share count of 10,502,389.

On September 1, 2010, the Company forfeited its mining claims, resulting in a complete write-off of the Company’s mining claims and associated accumulated depletion.  This transaction resulted in a loss from disposition of assets of $224,901.

Liquidity and Capital Resources:

Since inception to December 31, 2010, we have funded our operations with advances from our former parent company (Pacific Gold Corporation), settlement from a lawsuit and advances from the Company’s new owner,  At December 31, 2010, we had unsecured notes payable, accounts payable, and accrued expenses from these fundings totaling $196,044.

As of December 31, 2010, the Company held no assets, as the mining interests were forfeited as of September, 2010.  Our total liabilities were $196,044 which primarily consisted of notes payable of $10,907, accounts payable and accrued expenses of $185,137. We had an accumulated deficit of $1,156,330. Oregon Gold had negative working capital of $196,044 at December 31, 2010.

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

Significant Accounting Policies

Cash and Cash Equivalents

For purposes of the statement of cash flows, Oregon Gold considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash in excess of FDIC federally insured limits and no cash equivalents as of December 31, 2010 and 2009.

Revenue Recognition

Oregon Gold recognizes revenue from the sale of gold when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured, which is determined when it places a sale order of gold from its inventory on hand with the refinery.  For the years ended December 31, 2010 and 2009, there was no revenue.

Accounts Receivable/Bad Debt

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  As of December 31, 2010 and 2009, there was no allowance for bad debts.

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

As of December 31, 2010 and 2009, the Company had a note payable for $10,000 and $500,000, respectively, convertible into shares of common stock at $0.05 per share.  As the conversion price was higher than the market price, there was no dilutive effect as of December 31, 2010 or 2009.

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

The Company has adopted the “modified prospective” method, which results in no restatement of prior period amounts. This method would apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company will calculate the fair value of options using a Black-Scholes option pricing model. The Company does not currently have any outstanding options subject to future vesting therefore no charge is required for the period ended December 31, 2010. Our method also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, our method required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. We are currently evaluating the impact of this standard, but would not expect it to have a material impact on our consolidated results of operations or financial condition.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 CHINA CEETOP.COM, INC.
(FORMERLY KNOWN AS OREGON GOLD, INC.)

FINANCIAL STATEMENTS

DECEMBER 31, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Ceetop.com, Inc.

We have audited the accompanying balance sheet of China Ceetop.com, Inc. as of December 31, 2010, and the related statements of income, stockholders’ equity and cash flows for the year ended December 31, 2010. China Ceetop.com, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Ceetop.com, Inc. as of December 31, 2010, and the results of its operations and its cash flows of the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

Clement C. W. Chan & Co.

Certified Public Accountants

3/F., & 5/F., Heng Shan Centre, 145 Queen’s Road East, Wanchai, Hong Kong
12 April, 2011

CHINA CEETOP.COM, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	Note	December 31,	December 31,
		2010	2009

ASSETS
Current Assets
Accounts receivable		$-	$58
Total Current Assets		-	58

Non-Current Assets
Intangible assets, net	3	-	224,901

Total Assets		$-	$224,959

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current and Total Liabilities
Accounts payable		$11,000	$11,000
Accounts payable - related party	5	174,137	33,346
Notes payable (including convertible notes)		10,907	385,839
Total Current and Total Liabilities		196,044	430,185

Stockholders' Equity
Common stock, USD $0.001 par value, 100,000,000 shares authorized, 19,900,100 and 10,100,100 shares issued and outstanding as of December 31, 2010 and December 31, 2009 respectively	5,6,8	19,900	10,100
Additional paid-in capital	6	940,386	446,320
Accumulated deficit		(1,156,330)	(661,646)
Stockholders' Equity		(196,044)	(205,226)

Total Liabilities and Stockholders' Equity		$-	$224,959

The accompanying notes are an integral part of these financial statements.

CHINA CEETOP.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND THE PERIOD FROM INCEPTION (FEBRUARY 18, 2003) THROUGH DECEMBER 31, 2010

					From inception
					February 18, 2003 Through
	2010		2009		December 31, 2010

Revenue		$-		$-	$61,562

Production costs		-		-	(104,996)
Depreciation and depletion		-		-	(11,614)
Total production costs		$-		$-	$(116,610)

Operating expenses :
Mineral rights expense		-		-	(32,485)
General and administrative		(140,848)		(53,035)	(465,393)
Impairment		(224,901)		-	(224,901)
Loss on sale of assets		-		-	(902)
Total operating expenses		$(365,749)		$(53,035)	$(723,681)

(Loss) from operations		$(365,749)		$(53,035)	$(723,681)

Other income and expense
Other income		-		-	50,400
Interest expense		(128,935)		(299,066)	(428,001)
Total other expense		(128,935)		(299,066)	(377,601)

Net Loss		$(494,684)		$(352,101)	$(1,156,330)

Weighted average common shares outstanding
Basic		16,678,182		10,039,004
Diluted		20,100,100		N/A

Net (loss) per common share
Basic		$(0.030)		$(0.04)
Diluted	$	N/A	$	N/A

    Note : As the effect of the convertible instrument is anti-dilutive, diluted net loss per common share is not disclosed.

The accompanying notes are an integral part of these financial statements.

CHINA CEETOP.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009
AND THE PERIOD FROM INCEPTION (FEBRUARY 18, 2003) TO DECEMBER 31, 2010

			From
			Inception
			February 18, 2003
			Through
			December
	2010	2009	31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(494,684)	$(352,101)	$(1,156,330)
Adjustments to reconcile net loss to net cash
provided by/(used in) operating activities:
Amortization of discount on note payable	115,068	284,932	400,000
Impairment	224,901	-	224,901
Common stock issued for services	-	5,700	15,700
Depreciation and depletion	-	-	294
Imputed interest	13,866	13,808	27,674
Changes in operating assets and liabilities:
Accounts receivable	58	-	-
Accounts payable	-	(4,975)	11,000
Accounts payable - related party	140,791	44,346	174,137

Net cash used in operating activities	-	(8,290)	(302,624)
	-	-
CASH FLOW FROM INVESTING ACTIVITIES
Purchases and development of property and equipment	-	-	(225,195)
Net cash used in investing activities	-	-	(225,195)

CASH FLOW FROM FINANCING ACTIVITES
Payments on stockholder notes payable	-	-	(33,030)
Proceeds from stockholder notes	-	8,288	560,849

Net cash provided by financing activities	-	8,288	527,819

Net Decrease in cash and cash equivalents	-	(2)	-

Cash and cash equivalents, beginning balance	-	2	-

Cash and cash equivalents, ending balance	$-	$-	$-
NON CASH TRANSACTIONS :
Initial beneficial conversion measurement	$490,000	$400,000	$400,000
Extinguishment of debt - related party	$-	$26,912	$26,912

The accompanying notes are an integral part of these financial statements.

CHINA CEETOP.COM, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION (FEBRUARY 18, 2003) THROUGH DECEMBER 31, 2010

	Common Stock
	Stock		Additional Paid-in	(Accumulated	Total Stockholders
	outstanding	Amount	Capital	Deficit)	Equity

Inception February 18, 2003	$100	$-	$-	$-	$-
(Loss) for the period	-	-	-	(83,823)	(83,823)
Balance December 31, 2003	100	-	-	-	(83,823)

(Loss) for the year ended December 31, 2004	-	-	-	(26,874)	(26,874)
Balance December 31, 2004	100	-	-	(110,697)	(110,697)

Issuance on Merger with Grants Pass Gold	100	-	-	-	-
(Loss) for the year ended December 31, 2005	-	-	-	(159,789)	(159,789)
Balance December 31, 2005	200	-	-	(270,486)	(270,486)

(Loss) for the year ended December 31, 2006	-	-	-	(40,317)	(40,317)
Balance December 31, 2006	200	-	-	(310,803)	(310,803)

(Loss) for the year ended December 31, 2007	-	-	-	(11,687)	(11,687)
Balance December 31, 2007	200	-	-	(322,490)	(322,490)

Issuance of common shares for related party
debt forgiveness	9,999,900	10,000	-	-	10,000
Income for the year ended December 31, 2008	-	-	-	12,945	12,945

Balance December 31, 2008	10,000,000	10,000	-	(309,545)	(299,545)

Convertible note payable conversion	-	-	400,000	-	400,000

Note payable - related party contributed to capital	-	-	26,912	-	26,912

Imputed interest	-	-	13,808	-	13,808

Shares issued for services	100,000	100	5,600	-	5,700

(Loss) for the year ended December 31, 2009	-	-	-	(352,101)	(352,101)
Balance December 31, 2009	10,100,100	10,100	446,320	(661,646)	(205,226)

Conversion of convertible note payable	9,800,000	9,800	480,200	-	490,000

Imputed interest	-	-	13,866	-	13,866

(Loss) for the year ended December 31, 2010	-	-	-	(494,684)	(494,684)
Balance December 31, 2010	$19,900,100	$19,900	$940,386	$(1,156,330)	$(196,044)

The accompanying notes are an integral part of these financial statements

CHINA CEETOP.COM, INC.
(FORMERLY KNOWN AS OREGON GOLD, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 1 – ORGANIZATION

China Ceetop.com, Inc. (formerly known as Oregon Gold, Inc.) (“the “Company” or “China Ceetop”) was incorporated in Oregon on February 18, 2003 under the name of GL Gold Inc.  On June 6, 2003 the Company filed an amendment with the State of Oregon changing its name to Oregon Gold, Inc.  On January 7, 2011 Oregon Gold Inc. changed its name to China Ceetop.com, Inc.

The original principal activities of the Company were engaged in the identification, acquisition, exploration and development of mining prospects believed to have gold mineralization.  The main objective is to explore, identify and develop commercially viable mineralization on prospects over which the Company has rights that could produce revenues.  These types of prospects may also contain mineralization of metals often found with gold which also may be worth processing.  Exploration and development for commercially viable mineralization of any metal includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate, and therefore, we may never produce any significant revenues.  The Company ceased business during the year.

These financial statements present the Company on a historical basis.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company adopted the new accounting guidance (“Codification”) on July 1, 2009. For the year ended December 31, 2010, all reference for periods subsequent to July 1, 2009 are based on the codification.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CHINA CEETOP.COM, INC.
(FORMERLY KNOWN AS OREGON GOLD, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type as of December 31, 2010 and 2009.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of December 31, 2010 and 2009.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collation history.   Allowances for doubtful accounts as of December 31, 2010 and 2009 were both Nil.

CHINA CEETOP.COM, INC.
(FORMERLY KNOWN AS OREGON GOLD, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying values of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of the asset by estimating the undiscounted future net cash flows, which depend on estimates of metals to be recovered from proven and probable ore reserves, and also identified resources beyond proven and probable reserves, future production costs and future metals prices over the estimated remaining mine life.  If undiscounted cash flows are less than the carrying value of a property, an impairment loss is recognized based upon the estimated expected future net cash flows from the property discounted at an interest rate commensurate with the risk involved.  If the future net cash flows are less than the carrying value of the assets, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

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

Capitalized development costs and production facilities are depletion using the units-of-production method based on the estimated gold which can be recovered from the ore reserves processed.  There has been no change to the estimate of proven and probable reserves.  Lease development costs for non-producing properties are amortized over their remaining lease term if limited.  Maintenance and repairs are charged to expense as incurred.

The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimated of fair value can be made.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset.  For China Ceetop.com, Inc., asset retirement obligations primarily relate to the abandonment of ore-producing property and facilities.  There are currently no obligations.

Fair Value of Financial Instruments

The Financial Instrument Topic of the Codification requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value. The carrying amount of long-term bank loans are considered to be representative of their fair values.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Sales revenue is recognized at the completion of delivery to customers when a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured at the date of completion of delivery. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

CHINA CEETOP.COM, INC.
(FORMERLY KNOWN AS OREGON GOLD, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company utilizes the accounting standards (“SFAS”) No. 109, “Accounting for Income Taxes,” codified in Financial Accounting Standard Board Accounting Standards Codification (“ASC”) Topic 740 which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At December 31, 2010 and December 31, 2009, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with FASB ASC Topic 260, “Earnings per Share”.  Basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

CHINA CEETOP.COM, INC.
(FORMERLY KNOWN AS OREGON GOLD, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company did not have any assets as of December 31, 2010 and ceased business during the year.  As such, there was no credit risk as of December 31, 2010.

Recent Accounting Pronouncements

In October 2009, the FASB issued, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. This is effective beginning January 1, 2011. The adoption of this topic does not have a material effect on the Company’s financial statements.

In October 2009, the FASB issued, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the amendments, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This amendment is effective beginning January 1, 2011. The adoption of this topic does not have a material effect on the Company’s financial statements.

CHINA CEETOP.COM, INC.
(FORMERLY KNOWN AS OREGON GOLD, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

On February 25, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815, “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2010, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 3 – INTANGIBLE ASSETS

Through September 1, 2010, the sole asset of the Company were its mining claims.  These claims are depleted on a units-of-production basis as gold is produced from the claims.  The Company did not renew its mining claims as of September 1, 2010 and forfeited all claims, due to a clerical filing error by the Company.  As there was no mining activity during 2010, the claims experienced no depletion for the period ended September 30, 2010.  The forfeiture of these claims resulted in an impairment expenses to the Company of the total value of the assets, less accumulated depreciation, of $224,901 in the Statement of Income of the Company for the year ended December 31, 2010.  There was no such expense in 2009.

CHINA CEETOP.COM, INC.
(FORMERLY KNOWN AS OREGON GOLD, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 4 - INCOME TAXES

The Company did not generate any revenue and profit during the year, no provision for income tax is made as of December 31, 2010.

The Company believes that given its operational status, it is remote that the Company will pay federal income taxes in the future.  The Company also does not have any material uncertain income tax positions.  There was no income tax provision for the year ended December 31, 2010 or 2009.  We have a tax loss carry forward of $379,616 and $61,469 which will expire in fiscal years 2029 and 2028, respectively.
	December 31, 2010	December 31, 2009
Current Deferred Tax Asset	$-	$-

Current Year Net Loss	(494,684)	(352,101)
Add backs :
Amortization discount	115,068	284,932
Shares for services	-	5,700
Current Year Loss, Net of Adjustments	(379,616)	(61,469)
Tax Rate	35%	35%
Expected Income tax benefit	(132,866)	(21,514)
Valuation Allowances	132,866	21,514
Total	$-	$-

Note 5 - ACCOUNTS PAYABLE/RELATED PARTY TRANSACTIONS

As of August 27, 2009, Yinfang Yang acquired control of the Company by purchasing approximately 79.2% of the issued and outstanding shares of common stock of the Company directly from Pacific Gold Corporation (“Pacific Gold,” the foregoing transaction is hereinafter referred to as the “Transaction”).  This accounted for all of the Pacific Gold shares of common stock of the Company.

Immediately prior to the closing of the Transaction, Mitchell Geisler served as the sole member of the Board of Directors.  Immediately following the closing of the Transaction (1) Yinfang Yang was appointed as a member to the Board of Directors, (2) Mitchell Geisler tendered resignation from the Board of Directors, and (2) the parties agreed to appoint Yinfang Yang, to the Board of Directors.

Additionally, within the purchase agreement, Pacific Gold agreed to extinguish its short term note of $26,912, resulting in additional paid in capital to the Company, as it was a related party transaction.

The Company has included on its financial statements $11,000 due to its previous parent company (Pacific Gold) management as of September 30, 2010 and December 31, 2009, but believes all amounts owed to former Pacific Gold management were expressly released in the purchase transaction. Therefore, the Company disputes the validity of the $11,000 reflected at September 30, 2010 and December 31, 2009.

Commencing August 27, 2009, the Company’s new majority shareholder, Ms. Yang, has advanced funds to the Company to fund operations.  The advanced funds total $174,137 and $33,346 at December 31, 2010 and December 31, 2009, respectively, it is unsecured, interest free and is repayable on demand.

Note 6 - NOTES PAYABLE / CONVERTIBLE NOTES PAYABLE / RELATED PARTY TRANSACTIONS

The Company had a note with a face value of $500,000 owed to its (former) parent company as of December 31, 2008.  The maturity date of the note was April 15, 2010 and interest being imputed on balance at 8% per year.  Originally, the amount due was one note payable to the (former) parent company bearing no interest.  In the second quarter of 2009, the Company amended the note agreement to offer the note as a convertible note at a conversion price of $0.05 per share, which was reviewed under current guidance.  Because the fair market value at the date of issuance exceeded the effective conversion price, the Company recorded a beneficial conversion feature, which is amortized to non-cash interest expense over the life of the note (one year) using the straight line method.  The initial beneficial conversion feature recorded in the second quarter of 2009 was $400,000 and amortization for the years ended December 31,
2010 and 2009 was $115,068 and $284,932 respectively.

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

The Company has included on its financial statements $907 due to its previous parent company (Pacific Gold) management as of September 30, 2010 and December 31, 2009, but believes all amounts owed to former Pacific Gold management were expressly released in the purchase transaction. Therefore, the Company disputes the validity of the $907 reflected at September 30, 2010 and December 31, 2009.  In accordance with generally accepted accounting principles, the Company did not impute interest on the balance, as the note was between a parent and a subsidiary.

Note 7 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2010 and December 31, 2009, the Company financed its operations through advances from its parent company or majority stockholder (Note 5), as more fully described in Note 5 above.

Note 8 - COMMON STOCK

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

On August 10, 2009, the Company issued 100,000 shares of its common stock to Island Stock Transfer, in partial settlement of its stock transfer agreement.  The share price on the date of grand was $0.057, resulting in an expense to the Company of $5,700.

On April 30, 2010, $490,000 of the outstanding $500,000 in convertible notes was converted into shares of common stock at $0.05 per share, as specified in the note agreement.  The Company issued a total of 9,800,000 additional shares, as a result of the conversion of convertible note payable.  The conversion resulted in no additional expense to the Company.  As of September 30, 2010, Ms. Yinfang Yang owns approximately 53% of the outstanding common stock of the Company. (see Notes 5 and 6 for purchase and stock issuance detail)

The Company’s shares began trading on Over-the-Counter Bulletin Board (“OTCBB”) on March 17, 2009 under the symbol ORGG.

Note 9 - ADDITIONAL PAID IN CAPITAL

During the year, the increase in additional paid-in capital of $480,200 represents issuance of a total of 9,800,000 additional shares (Note 8), as a result of conversion of convertible note payable.  As mentioned in Note 6, there is also an increase of paid-in capital of $13,866 arising from imputed interest at rate of 8%.

Note 10 – SUBSEQUENT EVENTS

On January 27, 2011, the Company became the holding company of Surry Holdings Limited through a reverse acquisition and the name of Oregon Gold, Inc. changed to China Ceetop.com Inc. effective from January 27, 2011.  The Company acquired all of the issued and outstanding capital stock of Surry Holdings Limited pursuant to the Share Exchange Agreement dated December 30, 2010 by and among Surry Holdings Limited, the Company and the shareholders of the Company.  At the same time, the Company effected a reverse stock split such that the number of all existing issued shares were reduced from 19,900,100 to 866,636 on a 23 to 1 basis.  Pursuant to the Share Exchange Agreement, Oregon Gold, Inc. acquired 100% of the capital stock and ownership interests of Surry Holdings Limited in exchange for 28,496,427 newly-issued shares of the Company’s common stock and 3,558,046 newly issued shares of the Company’s series A preferred stock.

Prior to the acquisition of the Company, Oregon Gold, Inc. was a non-operating public shell.  Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered as a capital transaction, rather than a business combination.  Accordingly, for accounting purposes, the transaction was treated as a reverse acquisition.

The following tables show the proforma consolidated balance sheets and statements of income and comprehensive income of the Company as if the reverse acquisition completed as of December 31, 2010.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$2,671,162	$1,484,992

Accounts receivable	97,045	115,218
Other receivables	169,703	14,733
Inventories	164,649	-
Amount due from related parties	50,000	20,000
Prepayment	13,113	15,179
Total Current Assets	3,165,672	1,650,122

Property and equipment, net	106,783	134,512

Total Assets	$3,272,455	$1,784,634

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current and Total Liabilities
Accounts payable	989,564	$984,045
Accrued expenses and other payable	501,442	268,121
Total Current and Total Liabilities	1,491,006	1,252,166

Stockholders' Equity
Common stock, USD0.001 par value, 200,000,000 shares authorized, 29,363,063 shares issued and outstanding	$29,363	$12,822
Preferred stock, USD0.001 par value, 3,558,046 shares authorized, issued and outstanding	3,558	-
Additional paid-in capital	4,366,636	1,618,778
Statutory reserve	-	-
Accumulated other comprehensive income/(loss)	53,020	(24,591)
Accumulated loss	(2,671,128)	(1,074,541)
Stockholders' Equity	1,781,449	532,468

Total Liabilities and Stockholders' Equity	$3,272,455	$1,784,634

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2010

	2010	2009

Sales, net	$14,774,240	$7,056,116

Cost of sales	(14,156,162)	(6,806,205)

Gross profit	618,078	249,911

Selling, general and administrative expenses	(2,230,797)	(902,061)

(Loss) from operations	(1,612,719)	(652,150)

Other Income (Expense)
Interest income	8,494	3,584
Other income	7,638	93
Total other Income (Expense)	16,132	3,677

Net (loss)	$(1,596,587)	$(648,473)

Weighted average (including common shares and non-convertible preferred shares)
Basic	31,690,378	12,821,789
Diluted	31,690,378	12,821,789

Net (loss) per (include common shares and non convertible preferred shares)
Basic	$(0.050)	$(0.051)
Diluted	$(0.050)	$(0.051)

Net (loss)	$(1,596,587)	$(648,473)
Other comprehensive income/(loss)	77,611	(18,789)
Comprehensive (loss)	$(1,518,976)	$(667,262)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

M&K CPAs PLLC (“M&K”) has been our registered independent auditor since December 23, 2008.  There have not been any changes in or disagreements with M & K on accounting and financial disclosure or any other related matter during the since their retention.

Upon completion of the merger with Surry, discussed in Note 10, on February 15, 2011, the Company dismissed M&K as its principal independent accountant.  M&K’s report on the Company’s financial statements for the year ended December 31, 2009 did not contain an adverse opinion or disclaimer of opinion. The Board of Directors approved the decision to dismiss M&K as the Company’s principal independent accountant. During the Company’s recent fiscal year and through the date of M&K dismissal, there were no disagreements with M&K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of M&K, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

Engagement of MSPC Certified Public Accountants and Advisors, a Professional Corporation

On February 15, 2011 the Company retained CLEMENT C. W. CHAN & CO to serve as the Company’s principal independent accountant.

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

 As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010. Their evaluation was carried out with the participation of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective.

There has been no change in the Company’s internal control over financial reporting that occurred in the fourth quarter ended December 31, 2010, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for the Company.  As defined by the Securities and Exchange Commission (Rule 13a-15(f) under the Exchange Act of 1934, as amended), internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

Under the direction of the Chief Executive Officer, management began an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in  Internal Control Integrated Framework , published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters.  However, at this time, management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of additional employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation, and report to the registered public accounting firm of the Company about this condition.  We have identified the following material weaknesses:

1.
As of December 31, 2010, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria established in “Internal Control-Integrated Framework” issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Effective November 11, 2010 the Company completed a 23 for one reverse stock of the issued and outstanding shares of the Company’s Common Stock.  All figures in the table are based on a post reverse split basis.

There is no information to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information concerning the directors and executive officers of the Company, as of December 31, 2010, their age and positions. Directors hold office until the next annual stockholders' meeting and thereafter until their successor is elected and qualified. Officers serve at the pleasure of the Board of Directors.

NAME	AGE	POSITIONS
Ms. Yinfang Yang	41	Chairman, Chief Executive Officer, Chief Financial Officer

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

Effective January 27, 2011, as a result of the closing of the transaction with Surry: Yinfang Yang resigned as officer and director; Weiliang Liu was appointed Chairman of the Board, Chief Executive Officer, President and Secretary; and Juqun Zhao was appointed Chief Financial Officer and Treasurer.  Additional responsive information on such appointments can be found in the Company’s Information Statement on Schedule 14F-1 filed with the SEC on January 7, 2011.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2010, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2008, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, to its knowledge, except for the filing of a Form 3 from Ms. Yang, all the Section 16(a) filing requirements applicable to such persons with respect to fiscal year ended December 31, 2010 were complied with.

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

We have no audit committee financial expert. Our directors have financial statement preparation and interpretation ability obtained over the years from past business experience and education. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of the nature of our current limited operations, we believe the services of a financial expert are not warranted.

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

Because, as of December 31, 2010, the management and director of the Company is the same person, the board of directors determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board’s attention by virtue of the co-extensive employment.

The board of directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance.

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our officers and directors for the fiscal years ended December 31, 2010 and 2009.

				STOCK	OPTION	TOTAL
		SALARY	BONUS	AWARDS	AWARDS	COMPENSATION
NAME AND PRICIPAL POSITION	YEAR	($)	($)	($)	($)	($)

Yinfang Yang - Chairman and CEO	2010	$0	$0	$0	$0	$0
Yinfang Yang - Chairman and CEO	2009	$0	$0	$0	$0	$0
Mitchell Geisler - President and Director	2009	$0	$0	$0	$0	$0

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program and Philosophy

As of December 31, 2010, the Company had one director and executive officer.  The Board of Directors serves as the Company’s compensation committee and initiates and approves compensation decisions.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 12, 2011, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP (1)

Yinfang Yang (2)	456,626	1.4%
Weilang Liu (3)	641,090	1.9%
Juqun Zhao (4)	-	-%
Guoxing Wang (5)	3,558,046	10.8%
Qinfang Wang	2,705,398	8.2%
Feihua Huang	2,705,398	8.2%
All executive officers and directors as a group (two person2)	641,090	1.9%

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

(1)
Based on 32,921,688 shares of Common Stock outstanding on a fully diluted basis, which includes 3,558,046 shares of Series A Preferred Stock and 29,363,642 shares of Common Stock.  Effective November 11, 2010 the Company completed a 23 for one reverse stock of the issued and outstanding shares of the Company’s Common Stock.  All figures in the table are based on a post reverse split basis.

(2)	Ms. Yang is the former Chief Executive Officer, Chief Financial Officer, Secretary and Director of the Company.

(3)	Mr. Liu became Chief Executive Officer, President and Secretary of the Company effective January 27, 2011.

(4)	Juqun Zhao became Chief Financial Officer and Treasurer of the Company effective January 27, 2011.

(5)	Represents 3,558,046 shares of Series A Preferred Stock of the Company. Each share of Series A Preferred Stock is convertible into one share of Common Stock of the Company.

Securities authorized for issuance under equity compensation plans.

The Company has no Securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During 2010, the Company was funded by amounts advanced for the Company’s operations by its sole director, Yinfang Yang.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We paid M&K CPAS, PLLC, our former auditors $8,445 and $11,850 for audit fees for 2010 and 2009, respectively. We paid our current auditors, Clement C. W. Chan & Co. $42,000 and $0 for audit fees for 2010 and 2009, respectively

Audit-Related Fees

The Company paid audit-related fees totaling $0 for the fiscal years ended December 31, 2010 and 2009.

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

(Registrant)	CHINA CEETOP.COM, INC.

By:	/s/ Weiliang Liu
Weiliang Liu CEO, President, Secretary, Director

Date:	April 13, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Weiliang Liu	CEO, President, Secretary, and Director	April 13, 2011
Weiliang Liu

/s/ Juqun Zhao	CFO, and Treasurer	April 13, 2011
Juqun Zhao