Form 10-Q
period 2011-03-31
China Ceetop.com, Inc.
filed 2011-05-20
CIK 1439254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011

Commission File Number     000-32629

China Ceetop.com, Inc.
(Exact name of registrant as specified in charter)

Oregon	98-0408707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

A2803, Lianhe Guangchang, 5022 Binhe Dadao, Futian District, Shenzhen, China	518026
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code            (86-755) 3336-6628

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2011, the Company had outstanding 29,363,642 shares of its common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

CHINA CEETOP.COM, INC.
CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
		2011	2010
	Notes	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents		$2,613,300	$2,671,162

Accounts receivable		402,007	97,045
Other receivables		143,640	169,703
Inventories	2	220,255	164,649
Amount due from related parties	4	50,000	50,000
Prepayment		29,611	13,113
Total Current Assets		3,458,813	3,165,672

Property and equipment, net	2	94,766	106,783

Total Assets		$3,553,579	$3,272,455

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current and Total Liabilities
Accounts payable		$1,580,798	$989,564
Accrued expenses and other payable		337,034	305,399
Total Current and Total Liabilities		1,917,832	1,294,963

Stockholders' Equity
Common stock, USD0.001 par value, 200,000,000 shares authorized, 29,363,063 and 28,496,427 shares issued and outstanding at March 31, 2011 and December 31, 2010 respectively	5	29,363	28,496
Preferred stock, USD0.001 par value, 3,558,046 shares authorized, issued and outstanding	5	3,558	3,558
Additional paid-in capital	6	4,602,850	4,563,546
Statutory reserve	7	-	-
Accumulated other comprehensive income	8	64,562	53,020
Accumulated deficit		(3,064,586)	(2,671,128)
Stockholders’ Equity		1,635,747	1,977,492

Total Liabilities and Stockholders' Equity		$3,553,579	$3,272,455

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	March 31,	March 31,
	2011	2010

Sales, net	$3,452,378	$5,341,007

Cost of sales	(3,238,696)	(5,261,782)

Gross profit	213,682	79,225

Selling, general and administrative expenses	(609,811)	(436,679)

(Loss) from operations	(396,129)	(357,454)

Other Income
Interest income	2,168	1,349
Other income	503	639
Total other Income	2,671	1,988

Net (loss)	$(393,458)	$(355,466)

Weighted average shares (include common shares and non-convertible preferred shares) outstanding
Basic - note 2)	32,661,118	31,685,627
Diluted - note 2)	32,661,118	31,685,627

Net (loss) per share (include common shares and non-convertible preferred shares)
Basic - note 2)	$(0.01)	$(0.01)
Diluted - note 2)	$(0.01)	$(0.01)

Net (loss)	$(393,458)	$(355,466)
Other comprehensive income	11,542	578
Comprehensive (loss)	$(381,916)	$(354,888)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	March 31,	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(393,458)	$(355,466)
Adjustments to reconcile net loss to net cash
provided by/(used in) operating activities:
Depreciation	12,678	11,514
Provision for doubtful accounts	2,035	971
Reversal of provision previously recognized	(503)	(639)
Changes in operating assets and liabilities:
Accounts receivable	(306,494)	(75,448)
Other receivable , deposits and prepayment	9,565	8,959
Inventories	(55,606)	(324,039)
Accounts payable	591,234	449,758
Accrued expense and other payable	21,635	43,156

Net cash used in operating activities	(118,914)	(241,234)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(8,721)

Net cash used in investing activities	-	(8,721)

CASH FLOW FROM FINANCING ACTIVITES
Merge with China Ceetop	50,171	-
Capital injection from shareholders	-	146,700

Net cash provided by financing activities	50,171	146,700

Effect of exchange rate changes on cash and cash equivalents	10,881	398

Net Decrease in cash and cash equivalents	(57,862)	(102,857)

Cash and cash equivalents, beginning balance	2,671,162	1,484,992

Cash and cash equivalents, ending balance	$2,613,300	$1,382,135

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

	Common Stock		Preferred Stock
	Stock		Stock		Additional Paid-in	Other Comprehensive	(Accumulated	Total Stockholders
	outstanding	Amount	outstanding	Amount	Capital	Income/(loss)	Loss)	Equity

Balance January 1, 2010	12,821,789	$12,822	-	$-	$1,618,778	$(24,591)	$(1,074,541)	$532,468

Foreign currency translation adjustments	-	-	-	-	-	77,611	-	77,611

Issue of shares	19,232,684	19,232	-	-	10,768	-	-	30,000

Conversion of common stock to preferred stock	(3,558,046)	(3,558)	3,558,046	3,558	-	-	-	-

Waiver of amount due to a shareholder	-	-	-	-	2,934,000	-	-	2,934,000

(Loss) for the year ended December 31, 2010	-	-	-	-	-	-	(1,596,587)	(1,596,587)

Balance December 31, 2010	28,496,427	28,496	3,558,046	3,558	4,563,546	53,020	(2,671,128)	1,977,492

Foreign currency translation adjustments - note 6)	-	-	-	-	-	11,542	-	11,542

Merge with China Ceetop	866,606	867	-	-	39,304	-	-	40,171

(Loss) for the three months ended March 31, 2011	-	-	-	-	-	-	(393,458)	(393,458)

Balance March, 31, 2011	29,363,063	$29,363	$3,558,046	$3,558	$4,602,850	$64,562	$(3,064,586)	$1,635,747

The accompanying notes are an integral part of these consolidated financial statements

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 1 – ORGANIZATION

China Ceetop.com, Inc. (the “Company” or “China Ceetop”) was incorporated in Oregon on February 18, 2003 under the name of GL Gold Inc.  On June 6, 2003 the Company filed an amendment with the State of Oregon changing its name to Oregon Gold, Inc.  On January 7, 2011 Oregon Gold Inc. changed its name to China Ceetop.com, Inc.

Surry Holdings Limited (“Surry”) was incorporated in the British Virgin Islands on September 18, 2009.  Surry holds 100% of Westow Technology Limited (“Westow”), a company incorporated in the British Virgin Islands, which in turn holds 100% of Shenzhen Ceetop Network Technology Co., Limited ("SZ Ceetop"), a company incorporated in Shenzhen, Peoples’ Republic of China ("PRC")  and ultimately holds 100% of Hangzhou Ceetop Network Technology Co., Limited ("HZ Ceetop"), a company incorporated in Hangzhou, PRC.

Pursuant to a series of transactions completed in September, 2009, Surry became the holding company of Westow, SZ Ceetop and HZ Ceetop ("Group Reorganization").

Since Surry, Westow, SZ Ceetop and HZ Ceetop were under common control of a controlling party both before and after the completion of the Group Reorganization, the Group Reorganisation has been accounted for using merger accounting.  The consolidated financial statements have been prepared on the basis as if Surry had always been the holding company of Westow, SZ Ceetop and HZ Ceetop and this group structure had been in existence throughout the three months ended March 31, 2011 and year ended December 31, 2010 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

On January 27, 2011, the Company became the holding company of Surry through a reverse acquisition.  The Company acquired all of the issued and outstanding capital stock of Surry pursuant to the share exchange agreement dated December 30, 2010 by and among Surry, the Company and the shareholders of the Company (the “Share Exchange Agreement”).  At the same time, the Company effected a reverse stock split such that the number of all existing issued shares were reduced from 19,900,100 to 866,636 on a 23 to 1 basis.  Pursuant to the Share Exchange Agreement, the Company acquired 100% of the capital stock and ownership interests of Surry in exchange for 28,496,427 newly-issued shares of the Company’s common stock and 3,558,046 newly issued shares of the Company’s series A preferred stock.

Prior to the acquisition of the Surry, the Company was a non-operating public shell.  Pursuant to securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered as a capital transaction, rather than a business combination.  Accordingly, for accounting and financial reporting purposes, the transaction was treated as a reverse acquisition, wherein Surry is considered the acquirer.  The assets and liabilities of Surry have been brought forward at their book value and no goodwill has been recognized.  The historical financial statements prior to January 27, 2011 are those of Surry.

The Company operates in a single reportable segment, the principal activities of the Company are engaged in the provision of an online platform for distribution of 3C products (computers/communications/consumer electronics) in the PRC by way of a website named www.ceetop.com mainly through its wholly owned legal subsidiaries HZ Ceetop and SZ Ceetop.

These Consolidated Financial Statements present the Company and its subsidiaries on a historical basis.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These Unaudited Consolidated Financial Statements were prepared by the Company pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to present fairly the operating results for the respective periods.  Certain information and footnote disclosures normally present in Annual Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations.  These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and footnotes for the year ended December 31, 2010.  The results for three months ended March 31, 2011, are not necessary indicative of the results to be expected for the full year ending December 31, 2011.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company adopted the new accounting guidance (“Codification”) on July 1, 2009. For the three months ended March 31, 2011, all references for periods subsequent to July 1, 2009 are based on the codification. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in the United States Dollars.

Principles of Consolidation

The Consolidated Financial Statements incorporate the financial statement items of the combining entities or businesses in which the common control combination occurs as if they had been combined from the date when the combining entities or businesses first came under the control of the controlling party.

The net assets of the combining entities or businesses are combined using the existing book values from the controlling parties’ perspective. No amount is recognised in respect of goodwill or excess of acquirer’s interest in the net fair value of acquiree’s identifiable assets, liabilities and contingent liabilities over cost at the time of common control combination, to the extent of the continuation of the controlling party’s interest.

The Consolidated Statements of Comprehensive Income includes the results of each of the combining entities or businesses from the earliest date presented or since the date when the combining entities or businesses first came under common control, where this is a shorter period.

A business combination involving entities or businesses under common control is a business combination in which all of the combining entities or businesses are ultimately controlled by the same party or parties both before and after the business combination, and that control is not transitory. Such business combinations are referred to as common control combinations which is in line with U.S. GAAP.

Translation Adjustment

As of March 31, 2011 and December 31, 2010, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”).  Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the Codification, with the CNY as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2011 and 2010 included net income and foreign currency translation adjustments.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Risks and Uncertainties

The Company’s operations are carried out in the PRC.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.  The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type as of March 31, 2011 and December 31, 2010.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of March 31, 2011 and December 31, 2010.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collation history.   Allowances for doubtful accounts as of March 31, 2011 and December 31, 2010 were $2,035 and $503, respectively.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.  As of March 31, 2011 and December 31, 2010, inventories consist of the following:

	03/31/2011	12/31/2010
Finished goods	$220,255	164,649

Property, Plant & Equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property, plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property, plant and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Office equipment 3 - 5 years

As of March 31, 2011 and December 31, 2010 Property, Plant & Equipment consist of the following:

	03/31/2011	12/31/2010
Office equipment	$254,826	$253,451
Accumulated depreciation	(160,060)	(146,668)
	$94,766	$106,783

Depreciation expense for the three months ended March 31, 2011 and 2010 was $12,678 and $11,514, respectively.

Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2011 and December 31, 2010, there were no impairments of its long-lived assets.

Fair Value of Financial Instruments

The Financial Instrument Topic of the Codification requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising.  The Company expenses all advertising costs as incurred.  For the three months ended March 31, 2011 and 2010, the Company did not incur any advertising expenses.

Shipping and Handling costs

Shipping and handling costs consist primarily of freight charges and packaging charges for delivery of goods to the customers and are included in selling, general and administrative expenses.  The Company expenses all shipping and handling costs when they are incurred.  For the three months ended March 31, 2011 and 2010, the Company incurred freight charges of $29,713 and $32,433 respectively, and packaging charges of $Nil and $14,462 respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At March 31, 2011 and December 31, 2010, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Statement of Cash Flows

In accordance with SFAS 95 “Statement of Cash Flows”, codified in FASB ASC Topic 230, cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with FASB ASC Topic 260, “Earnings per Share”.  Basic earnings per share are based upon the weighted average number of common shares and preferred shares outstanding.  Preferred shares are included in the denominator of basic earnings per share because preferred shares participate with common shares in the earnings and dividends of the Company on a one-for-one basis. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions.  The Company has diversified customer base. Majority of sales are either cash receipt in advance or cash receipt upon delivery.  During the three months ended March 31, 2011 and 2010, no customers accounted for more than 10% of net revenue.  As of March 31, 2011 and December 31, 2010, no customers accounted for more than 10% of net accounts receivable.  For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

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

On February 25, 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-09 Subsequent Events Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On December 5, 2011, the FASB issued ASU No. 2011-11 Derivatives and Hedging Topic 815, “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2011. Early adoption is permitted. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

In April 2011, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2011-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2011-17 is effective for fiscal years beginning on or after June 15, 2011, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2011, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 3 - INCOME TAXES

The Company operates in more than one jurisdiction with the main operations conducted in PRC and virtually no activities in USA with complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities. The Company evaluates its tax positions and establishes liabilities, if required.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) through December 31, 2007 is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax.  As from January 1, 2008 onwards, the EIT is at a statutory rate of 25%.

Uncertain Tax Positions
Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations. For the three months ended March 31, 2011 and 2010, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

The deferred tax asset not recognised is as follows :

	03/31/2011	12/31/2010
Unused tax loss b/f	2,671,128	$1,074,541
Unused tax loss for the period/year	393,458	1,596,587
Unused tax loss c/f	$3,064,586	$2,671,128

Unrecognised deferred tax asset b/f	667,782	268,635
Unrecognised deferred tax asset for the year (at PRC tax rate of 25%)	98,365	399,147
Unrecognised deferred tax asset c/f	$766,147	$667,782

The Company has not recognized deferred tax asset in respect of PRC tax loss in these Consolidated Financial Statements as it is not more likely than not that the future taxable profit against which loss can be utilized will be available in the relevant jurisdiction and entity.  The unrecognized tax loss as of December 31, 2010 of $426,068, $648,473 and $1,596,587 will expire in 2013, 2014 and 2015 and for three months ended March 31, 2011 of $393,458 will expire in 2016 respectively.

Note 4 - AMOUNT DUE FROM RELATED PARITES

As of March 31, 2011 and December 31, 2010, the amount due from related parties are $50,000 and $50,000 respectively, it is unsecured interest free and is repayable on demand.

Note 5 - COMMON STOCK AND PREFERRED STOCK

The Company is authorized to issue up to 200,000,000 shares of common stock of par value of $0.001 per share and 3,558,046 shares of Series A Preferred Stock of par value of $0.001 per share.  As detailed in Note 1 above, on January 27, 2011, the Company effected a reverse stock split such that the number of all existing issue shares were reduced from 19,900,100 to 866,636 on a 23 to 1 basis.  At the same time, pursuant to the Share Exchange Agreement, Surry became a wholly-owned subsidiary of the Company through issuance of 28,496,427 shares of common stock of par value of $0.001 per share and 3,558,046 shares of Series A Preferred Stock of par value of $0.001 per share.

For accounting purpose, this transaction was treated as reverse acquisition and the Company’s equity accounts at December 31, 2010 prior to the acquisition are restated based on the ratio of the exchange of 28,496,427 shares of common stock of the Company for 44,450 shares of common stock of Surry and exchange of 3,558,046 shares of preferred stock of the Company for 5,550 shares of common stock of Surry.  As the par value of each capital stock of the Company and Surry are $0.001 and $1 respectively, the difference in capital of $17,946 arising from this reverse acquisition was reallocated to additional paid-in capital.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 5 - COMMON STOCK AND PREFERRED STOCK  (CONTINUED)

As of March 31, 2011, the Company has a total of 29,363,063 shares of common stock and 3,558,046 shares of Series A Preferred Stock outstanding.

Except that each issued share of Series A Preferred Stock has 10 times voting power to that of each issued common stock, all other terms of these two class of stock rank pair passu.

Note 6 - ADDITIONAL PAID IN CAPITAL

As of March 31, 2011, the additional paid-in capital mainly represented the waiver of amount due to a shareholder of $4,399,000.

Note 7 – STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006 the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public welfare fund reserve was limited to 50 percent of the registered capital.  Effective January 1, 2006, there is now only one fund requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital. However, the laws do not prohibit enterprises allocate net income to this reserve after the limit of 50 percent of registered capital has been reached. Statutory Reserve funds are restricted for set off against accumulated losses, or to increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March, 2011 and December 31, 2010, the Company has not been allocated to these non-distributable reserve funds due to loss sustained in both years.

Note 8 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Balances of related after-tax components comprising accumulated other comprehensive loss, included in stockholders’ equity, at March, 31, 2011 and December 31, 2010, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2009	$(24,591)	$(24,591)
Change for 2010	77,611	77,611
Balance at December 31, 2010	53,020	53,020
Change for 2011 Q1	11,542	11,542
Balance at March 31, 2011	$64,562	$64,562

Note 9 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 10 - LEASES

As at March 31, 2011, the Company had total future aggregate minimum lease payments under non-cancellable operating leases as follows:

	3/31/2011	12/31/2010

Within 1 year	$45,810	$31,488
In the second year	4,581	11,377
In the third year	-	-
	$50,391	$42,865

As at March 31, 2011, the operating lease in regards of office premise located in PRC with monthly rental payment of $2,291 has lease term expiry date in 2012.  In respect of the above lease term, the Company paid rental expenses of $6,848 and $11,879 for the three months ended March 31, 2011 and 2010 respectively.

Note 11 – SUBSEQUENT EVENTS

For the three months ended March 31, 2011, the Company has evaluated subsequent events for potential recognition and disclosure.

No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of Business

Overview

China Ceetop.com, Inc., an Oregon-registered corporation, is a leading Business-to-Consumer (B2C) e-commerce company. We own and operate the online platform: www.ceetop.com. We are committed to offering excellent online shopping experience, rapid delivery and outstanding customer service.

We mainly focus on selling Computers/Communications/Consumer (3C) products online and providing a trading information platform for both buyers and sellers as software as a service (SaaS). We carry a wide range of products in assorted categories, including mainstream digital products, home appliances, kitchen appliances, personal care, and lifestyle products, etc. under well-known international and Chinese brands.

Ceetop.com adopts an initiative B2C mode:  Compared with traditional operations, we connect directly with high-end channels in the 3C industry and thus lower the cost in many aspects. Meanwhile, we significantly reduce our delivery expense by close cooperation with leading third party logistic companies. All of these contribute to our pricing system.

China Ceetop.com, Inc. is headquartered in Shenzhen, China. We also maintain an operating office located in Hangzhou, China. We believe that our main competitive advantages include brand recognition, product selection, personalized service, low price, after-sale services, high quality search tools and delivery efficiency. We have expanded and become one of the top domestic and international online stores for 3C products.

Organization History

Organizational History of China Ceetop.com, Inc

China Ceetop.com, Inc. was incorporated in Oregon on February 18, 2003 under the name of GL Gold Inc.  On June 6, 2003 the Company filed an amendment with the State of Oregon changing its name to Oregon Gold, Inc.  On January 7, 2011 Oregon Gold Inc. changed its name to China Ceetop.com, Inc.

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

Organizational History of Surry

Surry Holding Limited was incorporated in the British Virgin Islands on September 18, 2009. Surry owns 100% of the outstanding securities of Westow Technology Limited, a company incorporated in the British Virgin Islands.  The principal activities of Surry’s subsidiaries are engaged in the provision of an online platform for sales of 3C products in the PRC by way of a website named www.ceetop.com. Pursuant to a transaction completed on February 28, 2010, the Company holds 100% of Westow Technology Limited.

Organizational History of Westow

Westow Technology Limited (“Westow”) was incorporated on September 7, 2009, and owns 100% of the outstanding securities of Shenzhen Ceetop Network Technology Co., Limited, a company incorporated in Shenzhen, PRC.

Organizational History of SZ Ceetop and HZ Ceetop

HZ Ceetop Network Technology Co., Ltd. was incorporated in October 31, 2006 and SZ Ceetop Network Technology Co., Ltd. was incorporated as a wholly foreign-owned enterprise in August, 2009 under the laws of the PRC. SZ Ceetop owns a 100% of the outstanding securities of HZ Ceetop.

Corporate Organization

The address for each entity is set forth below:

Name	Address
China Ceetop.com, Inc	A2803, Lianhe Guangchang, 5022 Binhe Dadao, Futian District, Shenzhen, China
Surry Holdings Limited	P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands
Westow Technology Limited	P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands
Shenzhen Ceetop Network Technology Co. Ltd (headquarters)	2803, Lianhe Guangchang A, 5022 Binhe Dadao, Futian District, Shenzhen, China, 518033 Telephone: 0755-33366628
Hangzhou Ceetop Network Technology Co. Ltd	501 A Yuanhua Wangzuo Center, 65 Xintang Road, Hangzhou, China, 310020 Telephone: +86-0571-86632800

Results of Operations

Three Months Ended March 31, 2011 and 2010

The following table sets forth the results of our operations for the periods indicated  in U.S. dollars and as a percentage of net sales:

	Three months ended March 31,
	2011		2010
	US Dollars	Percentage	US Dollars	Percentage
Sales, net	$3,452,378	100.00%	$5,341,007	100.0%
Cost of sales	(3,238,696)	93.8%	(5,261,782)	98.5%
Gross profit	213,682	6.2%	79,225	1.5%
Selling, general and administrative expenses	(609,811)	17.7%	(436,679)	8.2%
Loss from operations	(396,129)	11.5%	(357,454)	6.7%
Other income	2,671	0.1%	1,988	0.1%
Net (loss)	$(393,458)	11.4%	$(355,466)	6.7%
Other comprehensive income	11,542	0.3%	578	0.0%
Comprehensive (loss)	$(381,916)	11.1%	$(354,888)	6.6%

Results of Operations

Net Sales. For the three months ended March 31, 2011, our net sales decreased to $3,452,378 from $5,341,007 for the three months ended March 31, 2010, representing a 35% decrease. This decrease in net sales was due to a large sales campaign performed in January 2010 that the Company offered large discounts in the sales campaign as a market strategy to build up the fame name in the competitive e-commerce market.  After the sales campaign, our net sales returned to a normal level. This results in a drop in net sales for the three months ended March 31, 2011 as compared with the corresponding three months period ended March 31, 2010.

Cost of Sales. For the three months ended March 31, 2011, our cost of sales decreased to $3,238,696 from $5,261,782 compared with the three months ended March 31, 2010, representing a 38% decrease. This decrease in cost of sales was mainly due to the decrease in sales as explained above in Net Sales.

Gross Profit. For the three months ended March 31, 2011, our gross profit increased to $213,682 from $79,225 for the three months ended March 31, 2010, representing a 170% increase. Our gross profit ratio increased to 6.2% for the three months ended March 31, 2011 from 1.5% for the three months ended March 31, 2011. This increase in gross profit ratio was mainly due to the strengthened cost control by management for the three months ended March 31, 2011 and the sales campaign held in January 2010 that provided large discounts to customers and therefore there was a deteriorating effect to the gross profit ratio for the three months ended March 31, 2010.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses grew to $609,811 for the three months ended March 31, 2011 from $436,679 for the three months ended March 31, 2010, representing a 40% increase. This increase was mainly due to the increase in staff salaries.

Other Income. Other income increased to $2,671 for the three months ended March 31, 2011 from $1,988 for the three months ended March 31, 2010, representing a 34% increase. This increase was mainly due to the increase in our net interest income from our bank deposits and decrease in bank charges.

Net loss. Our net loss increased to $393,458 for the three months ended March 31, 2011 from $355,466 for the three months ended March 31, 2010, representing a 11% increase. This increase was mainly due to the decrease in net sales and increase in selling, general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2011 and December 31, 2010, we had cash and cash equivalents of $2,613,300 and $2,671,162, respectively, primarily consisting of cash on hand and demand deposits.  To date, we have financed our operations primarily through cash flows from operations and capital contributions by our shareholders.

Our cash flows for the three month periods are summarized as follows:

	Three months ended March 31,
	2011	2010
Net cash (used in) provided by operating activities	$(118,914)	$(241,234)
Net cash (used in) investing activities	-	(8,721)
Net cash provided by financing activities	50,171	146,700
Effect of exchange rate change on cash and cash equivalents	10,881	398
Net decrease in cash and cash equivalents	(57,862)	(102,857)
Cash and cash equivalents at beginning of period	2,671,162	1,484,993
Cash and cash equivalents at end period	$2,613,300	$1,382,135

Operating activities

Net cash used in operating activities was $118,914 for the three months ended March 31, 2011, as compared to net cash used in operating activities of $241,234 for the three months ended March 31, 2010. The net cash used in operating activities for the three months ended March 31, 2011 consisted of the net loss of $393,458, adjustments for non-cash activities of $14,210, decrease in changes in accounts receivable of $306,494, increase in changes in other receivable, deposits and prepayment of $9,565, decrease in changes in inventories of $55,606, the increase in changes in accounts payable of $591,234 and increase in changes in accrued expense and other payable of $21,635.

Investing activities

No cash was used in investing activities for the three months ended March 31, 2011, as compared to $8,721 net cash used in investing activities for the three months ended March 31, 2010. The change was due to no purchase of property, plant & equipment for the three months ended March 31, 2011.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2011 was $50,171, as compared to $146,700 net cash provided by financing activities for the three months ended March 31, 2010. Net cash provided by financing activities for the three months ended March 31, 2011 was attributable to cash received from merger with China Ceetop, while net cash provided by financing activities for the three months ended March 31, 2010 was attributable to capital injection from four shareholders of a subsidiary company prior to the reverse acquisition took place on 27 January, 2011.

Notwithstanding we incurred a loss of $393,458 for the three months ended March 31, 2011 and had sustained accumulated loss of $3,064,586 at March 31, 2011, as a result of continued financial support from shareholders, we still has net equity of $1,635,747 as at March 31, 2011.

We have been implementing the following measures in order to improve our financial position in next one to two quarters:

(i)	we have been implementing various strategies to enhance our sales; and
(ii)	we have been negotiating with existing and potential shareholders to provide for additional injection; and
(iii)	we have been negotiating with a commercial bank in PRC for short-term bank loan facility.

We have broadened our product line to increase the number of products. Expansion of product lines will not only bring more visitors to our web site, it will bring in also more free cash flows since payments were made to suppliers at the end of the credit period for different suppliers counting from the month end date on purchase procured by these suppliers during that month.  Overall, we are confident that we could achieve a better sales performance in the next quarter and the gross profit will continue to increase.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

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

 As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011. Their evaluation was carried out with the participation of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective.

There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Except as otherwise disclosed herein or incorporated herein by reference, there have not been any recent sales by the Company or unregistered securities.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Removed and Reserved

None

Item 5.   Other Information

None

Item 6.   Exhibits

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

(Registrant)	CHINA CEETOP.COM, INC.

By:	/s/ Weiliang Liu
Weiliang Liu CEO, President, Secretary, Director

Date:	May 20, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Weiliang Liu	CEO, President, Secretary, and Director	May 20, 2011
Weiliang Liu

/s/Juqun Zhao	CFO, and Treasurer	May 20, 2011
Juqun Zhao