Form 10-Q
period 2011-06-30
China Ceetop.com, Inc.
filed 2011-08-19
CIK 1439254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 17, 2011, the Company had outstanding 32,263,642 shares of its common stock, par value $0.001.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

PART I – FINANCIAL INFORMATION

CHINA CEETOP.COM, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

CHINA CEETOP.COM, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,787,820	$2,671,162
Accounts receivable	207,133	97,045
Deposits and other receivables	170,368	169,703
Inventories	313,029	164,649
Amount due from related parties	50,000	50,000
Prepayment	16,327	13,113
Total Current Assets	2,544,677	3,165,672

Property and equipment, net	83,121	106,783

Total Assets	$2,627,798	$3,272,455

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current and Total Liabilities
Accounts payable	$957,466	$989,564
Accrued expenses and other payable	349,303	305,399
Total Current and Total Liabilities	1,306,769	1,294,963

Stockholders' Equity
Common stock, USD$0.001 par value, 200,000,000 shares authorized, 29,363,063 and 28,496,427 shares issued and outstanding at June 30, 2011 and December 31, 2010 respectively	29,363	28,496
Preferred stock, USD$0.001 par value, 3,558,046 shares authorized, issued and outstanding	3,558	3,558
Additional paid-in capital	4,602,850	4,563,546
Statutory reserve	-	-
Accumulated other comprehensive income	85,125	53,020
Accumulated deficit	(3,399,867)	(2,671,128)
Stockholders’ Equity	1,321,029	1,977,492

Total Liabilities and Stockholders' Equity	$2,627,798	$3,272,455

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Sales, net	$3,735,115	$4,020,064	$7,187,493	$9,361,071

Cost of sales	(3,535,370)	(3,814,884)	(6,774,066)	(9,076,666)

Gross profit	199,745	205,180	413,427	284,405

Selling, general and administrative expenses	(537,630)	(556,901)	(1,147,441)	(993,580)

(Loss) from operations	(337,885)	(351,721)	(734,014)	(709,175)

Other Income
Interest income	2,095	1,183	4,263	2,533
Other income	509	-	1,012	638
Total other Income	2,604	1,183	5,275	3,171

Net (loss)	$(335,281)	$(350,538)	$(728,739)	$(706,004)

Weighted average shares (include common shares and non-convertible preferred shares) outstanding
Basic - note 2)	32,921,109	32,054,473	32,796,620	31,310,668
Diluted - note 2)	32,921,109	32,054,473	32,796,620	31,310,668

Net (loss) per share (include common shares and non-convertible preferred shares)
Basic - note 2)	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted - note 2)	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Net (loss)	$(335,281)	$(350,538)	$(728,739)	$(706,004)
Other comprehensive income	20,563	11,284	32,105	11,862
Comprehensive (loss)	$(314,718)	$(339,254)	$(696,634)	$(694,142)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(728,739)	$(706,004)
Adjustments to reconcile net loss to net cash
provided by/(used in) operating activities:
Depreciation	25,480	23,411
Provision for doubtful accounts	1,566	874
Reversal of provision previously recognized	(1,012)	(638)
Changes in operating assets and liabilities:
Accounts receivable	(110,642)	(56,726)
Other receivable , deposits and prepayment	(3,879)	(222,623)
Inventories	(148,380)	(254,766)
Accounts payable	(32,098)	409,273
Accrued expense and other payable	33,904	27,817

Net cash used in operating activities	(963,800)	(779,382)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(13,780)

Net cash used in investing activities	-	(13,780)

CASH FLOW FROM FINANCING ACTIVITES
Merge with China Ceetop	50,171	-
Capital injection from shareholders	-	2,934,000

Net cash provided by financing activities	50,171	2,934,000

Effect of exchange rate changes on cash and cash equivalents	30,287	11,169

Net (Decrease)/increase in cash and cash equivalents	(883,342)	2,152,007

Cash and cash equivalents, beginning balance	2,671,162	1,484,992

Cash and cash equivalents, ending balance	$1,787,820	$3,636,999

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

	Common Stock		Preferred Stock
	Stock outstanding	Amount	Stock outstanding	Amount	Additional Paid-in Capital	Other Comprehensive Income/(loss)	(Accumulated Loss)	Total Stockholders Equity
Balance January 1, 2010	12,821,789	$12,822	-	$-	$1,618,778	$(24,591)	$(1,074,541)	$532,468

Foreign currency translation Adjustments - note 8)	-	-	-	-	-	77,611	-	77,611

Issue of shares	19,232,684	19,232	-	-	10,768	-	-	30,000

Conversion of common stock to preferred stock	(3,558,046)	(3,558)	3,558,046	3,558	-	-	-	-

Waiver of amount due to a shareholder	-	-	-	-	2,934,000	-	-	2,934,000

(Loss) for the year ended December 31, 2010	-	-	-	-	-	-	(1,596,587)	(1,596,587)
Balance December 31, 2010	28,496,427	28,496	3,558,046	3,558	4,563,546	53,020	(2,671,128)	1,977,492

Foreign currency translation adjustments - note 8)	-	-	-	-	-	32,105	-	32,105

Merge with China Ceetop - note 1)	866,636	867	-	-	39,304	-	-	40,171

(Loss) for the six months ended June 30, 2011	-	-	-	-	-	-	(728,739)	(728,739)

Balance June 30, 2011	29,363,063	$29,363	3,558,046	$3,558	$4,602,850	$85,125	$(3,399,867)	$1,321,029

The accompanying notes are an integral part of these consolidated financial statements

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 1 – ORGANIZATION

China Ceetop.com, Inc. (the “Company” or “China Ceetop”) was incorporated in Oregon on February 18, 2003 under the name of GL Gold Inc.  On June 6, 2003 the Company filed an amendment to its Articles of Incorporation with the State of Oregon changing its name to Oregon Gold, Inc.  On January 7, 2011 Oregon Gold Inc. changed its name to China Ceetop.com, Inc.

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

Since Surry, Westow, SZ Ceetop and HZ Ceetop were under common control of a controlling party both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting.  The consolidated financial statements have been prepared on the basis as if Surry had always been the holding company of Westow, SZ Ceetop and HZ Ceetop and this group structure had been in existence throughout the six months ended June 30, 2011 and year ended December 31, 2010 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

On January 27, 2011, the Company became the holding company of Surry through a reverse acquisition.  The Company acquired all of the issued and outstanding capital stock of Surry pursuant to the share exchange agreement dated December 30, 2010 by and among Surry, the Company and the shareholders of Surry (the “Share Exchange Agreement”).  At the same time, the Company effected a reverse stock split such that the number of all existing issued shares were reduced from 19,900,100 to 866,636 on a 23 to 1 basis.  Pursuant to the Share Exchange Agreement, the Company acquired 100% of the capital stock and ownership interests of Surry in exchange for 28,496,427 newly-issued shares of the Company’s common stock and 3,558,046 newly issued shares of the Company’s series A preferred stock.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These Unaudited Consolidated Financial Statements were prepared by the Company pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to present fairly the operating results for the respective periods.  Certain information and footnote disclosures normally present in Annual Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations.  These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and footnotes for the year ended December 31, 2010.  The results for six months ended June 30, 2011, are not necessary indicative of the results to be expected for the full year ending December 31, 2011.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company adopted the new accounting guidance (“Codification”) on July 1, 2009. For the six months ended June 30, 2011, all references for periods subsequent to July 1, 2009 are based on the Codification. The Company's functional currency is the Chinese Yuan Renminbi; however the accompanying consolidated financial statements have been translated and presented in the United States Dollars.

Principles of Consolidation

The Consolidated Financial Statements incorporate the financial statement items of the combining entities or businesses in which the common control combination occurs as if they had been combined from the date when the combining entities or businesses first came under the control of the controlling party.

The net assets of the combining entities or businesses are combined using the existing book values from the controlling parties’ perspective. No amount is recognized in respect of goodwill or excess of acquirer’s interest in the net fair value of acquiree’s identifiable assets, liabilities and contingent liabilities over cost at the time of common control combination, to the extent of the continuation of the controlling party’s interest.

The Consolidated Statements of Income and Comprehensive Income include the results of each of the combining entities or businesses from the earliest date presented or since the date when the combining entities or businesses first came under common control, where this is a shorter period.

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

Translation Adjustment

As of June 30, 2011 and December 31, 2010, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”).  Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the Codification, with the CNY as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six months and three months ended June 30, 2011 and 2010 included net income and foreign currency translation adjustments.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type as of June 30, 2011 and December 31, 2010.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of June 30, 2011 and December 31, 2010.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collation history.   Allowances for doubtful accounts as of June 30, 2011 and December 31, 2010 were $3,079 and $503, respectively.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.  As of June 30, 2011 and December 31, 2010, inventories consist of the following:
	06/30/2011	12/31/2010
Finished goods	$313,029	164,649

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

Office equipment	3 - 5 years

As of June 30, 2011 and December 31, 2010 Property, Plant & Equipment consist of the following:

	06/30/2011	12/31/2010
Office equipment	258,168	253,451
Accumulated depreciation	(175,047)	(146,668)
	$83,121	$106,783

Depreciation expense for the six months ended June 30, 2011 and 2010 was $25,480 and $23,411, respectively.

Depreciation expense for the three months ended June 30, 2011 and 2010 was $12,802 and $11,514, respectively.

Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2011 and December 31, 2010, there were no impairments of its long-lived assets.

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
JUNE 30, 2011
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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising.  The Company expenses all advertising costs as incurred.  For the six months and three months ended June 30, 2011 and 2010, the Company did not incur any advertising expenses.

Shipping and Handling costs

Shipping and handling costs consist primarily of freight charges and packaging charges for delivery of goods to the customers and are included in selling, general and administrative expenses.  The Company expenses all shipping and handling costs when they are incurred.  For the six months ended June 30, 2011 and 2010, the Company incurred freight charges of $59,176 and $68,692 respectively, and packaging charges of $Nil and $14,462 respectively.  For the three months ended June 30, 2011 and 2010, the Company incurred freight charges of $29,463 and $36,259 respectively and no packaging charges were accounted for both three months period.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At June 30, 2011 and December 31, 2010, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with FASB ASC Topic 260, “Earnings per Share”.  Basic earnings per share is based upon the weighted average number of common shares and preferred shares outstanding.  Preferred shares are included in the denominator of basic earnings per share because preferred shares participate with common shares in the earnings and dividends of the Company on a one-for-one basis. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions.  The Company has diversified customer base. Majority of sales are either cash receipt in advance or cash receipt upon delivery.  During the six months and three months ended June 30, 2011 and 2010, no customers accounted for more than 10% of net revenue.  As of June 30, 2011 and December 31, 2010, no customers accounted for more than 10% of net accounts receivable.  For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Recent Accounting Pronouncements

In October 2009, the FASB issued, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. This is effective beginning January 1, 2011. The adoption of this topic did not have a material effect on the Company’s financial statements.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In October 2009, the FASB issued, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the amendments, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This amendment is effective beginning January 1, 2011. The adoption of this topic did not have a material effect on the Company’s financial statements.

On February 25, 2010, the FASB issued Accounting Standards Update (“ASU”) 2011-09 Subsequent Events Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2011, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 3 - INCOME TAXES

The Company operates in more than one jurisdiction with the main operations conducted in PRC and virtually no activities in the United States with complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities. The Company evaluates its tax positions and establishes liabilities, if required.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) through December 31, 2007 is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax.  As from January 1, 2008 onwards, the EIT is at a statutory rate of 25%.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations. For the six months and three months ended June 30, 2011 and 2010, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

The deferred tax asset not recognized is as follows:

	06/30/2011	12/31/2010
Unused tax loss brought forward	2,671,128	$1,074,541
Unused tax loss for the period/year	728,739	1,596,587
Unused tax loss carried forward	$3,399,867	$2,671,128

Unrecognized deferred tax asset brought forward	667,782	268,635
Unrecognized deferred tax asset for the year (at PRC tax rate of 25%)	182,185	399,147
Unrecognized deferred tax asset carried forward	$849,967	$667,782

The Company has not recognized deferred tax assets in respect of PRC tax loss in these Consolidated Financial Statements as it is not more likely than not that the future taxable profit against which loss can be utilized will be available to the entities operating in PRC.  The unrecognized tax loss as of December 31, 2010 that will be expiring in 2013, 2014 and 2015 are respectively $426,068, $648,473 and $1,596,587.  The unrecognized tax loss incurred for six months ended June 30, 2011 of $728,739 (on top of the amount of unrecognized tax loss to December 31, 2010) will expire in 2016.

Note 4 - AMOUNT DUE FROM RELATED PARITES

As of June 30, 2011 and December 31, 2010, the amount due from related parties, the shareholders of Surry, are $50,000, it is unsecured interest free and is repayable on demand.

Note 5 - COMMON STOCK AND PREFERRED STOCK

The Company is authorized to issue up to 200,000,000 shares of common stock of par value of $0.001 per share and 3,558,046 shares of Series A preferred stock, par value of $0.001 per share.  As detailed in Note 1 above, on January 27, 2011, the Company effected a reverse stock split such that the number of all existing issue shares were reduced from 19,900,100 to 866,636 on a 23 to 1 basis.  At the same time, pursuant to the Share Exchange Agreement, Surry became a wholly-owned subsidiary of the Company through issuance of 28,496,427 shares of common stock of par value of $0.001 per share and 3,558,046 shares of Series A preferred stock of par value of $0.001 per share.

For accounting purpose, this transaction was treated as reverse acquisition and the Company’s equity accounts at December 31, 2010 prior to the acquisition are restated based on the ratio of the exchange of 28,496,427 shares of common stock of the Company for 44,450 shares of common stock of Surry and exchange of 3,558,046 shares of preferred stock of the Company for 5,550 shares of preferred stock of Surry.  As the par value of each capital stock of the Company and Surry are $0.001 and $1 respectively, the difference in capital of $17,946 arising from this reverse acquisition was reallocated to additional paid-in capital.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 5 - COMMON STOCK AND PREFERRED STOCK  (CONTINUED)

As of June 30, 2011, the Company has a total of 29,363,063 shares of common stock and 3,558,046 shares of Series A preferred stock outstanding.

Except that each issued preferred stock has 10 times voting power to that of each issued common stock, all other terms of these two class of stock rank pair passu.

Note 6 - ADDITIONAL PAID IN CAPITAL

Included in the balance of $4,602,850 as of June 30, 2011, is the amount $4,399,000 which arose from two waivers of amount due to shareholders that took place in December, 2009 of $1,465,000, and February, 2010 $2,934,000.

Note 7 – STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves.  The allocation is 10 percent of the net income and the cumulative allocations are not to exceed 50 percent of the registered capital.  However, the laws do not prohibit enterprises to allocate net income to this reserve after the limit of 50 per cent of registered capital has been reached.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2011 and December 31, 2010, the Company has not been allocated to these non-distributable reserve funds due to having sustained a loss in both years.

Note 8 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Balances of related after-tax components comprising accumulated other comprehensive loss, included in stockholders’ equity, at June 30, 2011 and December 31, 2010, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2009	$(24,591)	$(24,591)
Change for 2010	77,611	77,611
Balance at December 31, 2010	53,020	53,020
Change for 2011 Q1	11,542	11,542
Balance at March 31, 2011	64,562	64,562
Change for 2011 Q2	20,563	20,563
Balance at June 30, 2011	$85,125	$85,125

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

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 10 - LEASES

As at June 30, 2011, the Company had total future aggregate minimum lease payments under non-cancellable operating leases as follows:

	06/30/2011	12/31/2010

Within 1 year	$38,022	$31,488
In the second year	-	11,377
In the third year	-	-
	$38,022	$42,865

As at June 30, 2011, the Company has two offices situated in Hangzhou and Shenzhen, PRC, respectively. The operating leases for these two offices provide for monthly rental payments of $1,844 and $2,305 that are expiring in January, 2012 and May, 2012 respectively.  In respect of these two leases, the Company paid rental expenses of $24,774 and $23,732 for the six months ended June 30, 2011 and 2010 respectively.  For the three months ended June 30, 2011 and 2010, the company paid rental expenses of $12,447 and $11,853 respectively.

Note 11 – SUBSEQUENT EVENTS

i)
On July 21, 2011, a major shareholder of the Company, for the purposes of supporting the development of the Company, agreed to inject funds in the amount of RMB10,000,000 (equivalent to $1,547,000) to HZ Ceetop as its working capital on or before December 31, 2011.  This shareholder agreed that such loan will be interest free with no specific repayment date. On August 8, 2011, RMB2,000,000 (equivalent to $309,400) was invested into HZ Ceetop.

ii)
On August 4, 2011, the Company issued 2,900,000 restricted common shares to four employees as remuneration to their provision of services to the Company for a term of two years to three years.  Of these employments, three employees commenced in employment the second quarter of 2011 and the fourth employee commenced employment in July, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of Business

Overview

China Ceetop.com, Inc. (hereinafter referred to as the “Company”, or We.”), a corporation organized under the laws of the State of Oregon, is a leading Business-to-Consumer (“B2C”) e-commerce company. We own and operate the online platform: www.ceetop.com. We are committed to offering excellent online shopping experience, rapid delivery and outstanding customer service.

We mainly focus on selling Computers/Communications/Consumer (“3C”) products online and providing a trading information platform for both buyers and sellers as software as a service (“SaaS”). We carry a wide range of products in assorted categories, including mainstream digital products, home appliances, kitchen appliances, personal care, and lifestyle products, etc. under well-known international and Chinese brands.

We adopted an initiative B2C mode:  Compared with traditional operations, we connect directly with high-end channels in the 3C industry and thus lower our cost in many aspects. Meanwhile, we significantly reduce our delivery expense by adopting a close cooperation with leading third party logistic companies. All of these contribute to our pricing system.

We are headquartered in Shenzhen, China. We also maintain an operating office located in Hangzhou, China. We believe that our main competitive advantages include brand recognition, product selection, personalized service, low price, after-sale services, high quality search tools and delivery efficiency. We have expanded and become one of the top domestic and international online stores for 3C products.

Organization History

Organizational History of China Ceetop.com, Inc

We were incorporated in Oregon on February 18, 2003 under the name of GL Gold Inc.  On June 6, 2003 the Company filed an amendment to its Articles of Incorporation with the State of Oregon changing its name to Oregon Gold, Inc.  On January 7, 2011 Oregon Gold Inc. changed its name to China Ceetop.com, Inc.

The original principal activities of the Company were engaged in the identification, acquisition, exploration and development of mining prospects believed to have gold mineralization.  The main objective was to explore, identify and develop commercially viable mineralization on prospects over which the Company has rights that could produce revenues.  These types of prospects may also contain mineralization of metals often found with gold which also may be worth processing.  Exploration and development for commercially viable mineralization of any metal includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate, and therefore, we may never produce any significant revenues.  The Company ceased business during the year.

Organizational History of Surry

Surry Holding Limited was incorporated in the British Virgin Islands on September 18, 2009. Surry owns 100% of the outstanding securities of Westow Technology Limited, a company incorporated in the British Virgin Islands.  The principal activities of Surry’s subsidiaries are engaged in the provision of an online platform for sales of 3C products in the PRC by way of a website named www.ceetop.com. Pursuant to a transaction completed on February 28, 2010, the Company owns 100% of Westow Technology Limited.

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

Corporate Organization

The address for each entity is set forth below:

Name	Address
China Ceetop.com, Inc	A2803, Lianhe Guangchang, 5022 Binhe Dadao, Futian District, Shenzhen, China
Surry Holdings Limited	P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands
Westow Technology Limited	P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands
Shenzhen Ceetop Network Technology Co. Ltd (headquarters)	2803, Lianhe Guangchang A, 5022 Binhe Dadao, Futian District, Shenzhen, China,518033 Telephone: 0755-33366628
Hangzhou Ceetop Network Technology Co. Ltd	501 A Yuanhua Wangzuo Center, 65 Xintang Road, Hangzhou, China, 310020 Telephone: +86-0571-86632800

Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “ believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Comparison of Three Months Ended June 30, 2011 and 2010

The following table sets forth the results of our operations for the three months ended June 30, 2011 and 2010 indicated in U.S. dollars and as a percentage of net sales:

Three months ended March 31,
	2011		2010
	US Dollars	Percentage	US Dollars	Percentage
Sales, net	$3,735,115	100.00%	$4,020,064	100.0%
Cost of sales	(3,535,370)	94.7%	(3,814,884)	94.9%
Gross profit	199,745	5.3%	205,180	5.1%
Selling, general and administrative expenses	(537,630)	14.4%	(556,901)	13.9%
Loss from operations	(337,885)	9.0%	(351,721)	8.7%
Net (loss)	$(335,281)	9.0%	$(350,538)	8.7%

Net Sales. For the three months ended June 30, 2011, our net sales decreased to $3,735,115 from $4,020,064 for the three months ended June 30, 2010, representing a 7.1% decrease. This decrease in net sales was due to the insufficient operating cash flow. But we have got the financial undertaking from a major shareholder of $1,547,000 in July 2011 of which $309,400 has been injected to the Company for its working capital requirement on August 8, 2011.

Cost of Sales. For the three months ended June 30, 2011, our cost of sales decreased to $3,535,370 from $3,814,884 compared with the three months ended June 30, 2010, representing a 7.3% decrease. This decrease in cost of sales was mainly due to the decrease in sales as explained above in Net Sales.

Gross Profit. For the three months ended June 30, 2011, our gross profit decreased to $199,745 from $205,180 for the three months ended June 30, 2010, representing a 2.6% decrease. Our gross profit ratio increased to 5.3% for the three months ended June 30, 2011 from 5.1% for the three months ended June 30, 2011. This increase in gross profit ratio was mainly due to the strengthened cost control by management for the three months ended June 30, 2011.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $537,630 for the three months ended June 30, 2011 from $556,901 for the three months ended June 30, 2010, representing a 3.5% decrease. This decrease was mainly due to the decrease in net sales.

Net loss. Our net loss decreased to $335,281 for the three months ended June 30, 2011 from $350,538 for the three months ended June 30, 2010, representing a 4.4% decrease. This decrease was mainly due to the decrease in net sales and decrease in selling, general and administrative expenses.

Six Months Ended June 31, 2011 and 2010

The following table sets forth the results of our operations for the six months ended June 30, 2011 and 2010 indicated in U.S. dollars and as a percentage of net sales:

	Six months ended June 30,
	2011		2010
	US Dollars	Percentage	US Dollars	Percentage
Sales, net	$7,187,493	100.00%	$9,361,071	100.0%
Cost of sales	(6,774,066)	94.2%	(9,076,666)	97.0%
Gross profit	413,427	5.8%	284,405	3.0%
Selling, general and administrative expenses	(1,147,441)	16.0%	(993,580)	10.6%
Loss from operations	(734,014)	10.2%	(709,175)	7.6%
Net (loss)	$(728,739)	10.1%	$(706,004)	7.5%

Net Sales

For the six months ended June 30, 2011 and 2010, the Company's sales decreased $2,173,578 or 23%.  However, for the three months ended June 30, 2011 and 2010, sales declined $284,949 or 7%. During the first quarter, 2011 we realized lower sales in relation to the same period in 2010, due to a large sales campaign performed in January 2010 that the Company offered large discounts in the sales campaign as a market strategy to build up the fame name in the competitive e-commerce market.  After the sales campaign, our net sales returned to a normal level. With the slower first quarter sales, activity, the net income of the Company decreased 3% for the six months ended June 30, 2011 over the same period of 2010.  The Company has focused on cost management and realized a decreased loss for the three months ended June 30, 2011 of 4% over the prior year.

Cost of Sales. For the six months ended June 30, 2011, our cost of sales decreased to $6,774,066 from $9,076,666 compared with the six months ended June 30, 2010, representing a 25% decrease. This decrease in cost of sales was mainly due to the decrease in sales as explained above in Net Sales.

Gross Profit. For the six months ended June 30, 2011, our gross profit increased to $413,427 from $284,405 for the six months ended June 30, 2010, representing a 45% increase. Our gross profit ratio increased to 5.8% for the six months ended June 30, 2011 from 3.0% for the three months ended June 30, 2011. This increase in gross profit ratio was mainly due to the strengthened cost control by management for the six months ended June 30, 2011 and the sales campaign held in January 2010 that provided large discounts to customers and therefore there was a deteriorating effect to the gross profit ratio for the six months ended June 30, 2010.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses grew to $1,147,441 for the six months ended June 30, 2011 from $993,580 for the six months ended June 30, 2010, representing a 15.5% increase. This increase was mainly due to the increase in staff salaries.

Net Loss. Our net loss increased to $728,739 for the six months ended June 30, 2011 from $706,004 for the six months ended June 30, 2010, representing a 3.2% increase. This increase was mainly due to the decrease in net sales and increase in selling, general and administrative expenses.

Management is confident that the Company can achieve a better sales performance in the next quarter and that Company losses will continue to be minimized. We have broadened our product line to increase the number of products. Expansion of product lines not only brought more visitors to our site who made purchases, but also brought more free cash flow since payments were made to suppliers on the monthly basis. Overall, we have increased our liquidity.

Liquidity and Capital Resources

As of June 30, 2011 and June 30, 2010, we had cash and cash equivalents of $1,787,820 and $3,636,999, respectively, primarily consisting of cash on hand and demand deposits. To date, we have financed our operations primarily through cash flows from operations and capital contributions by our shareholders.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2011 and 2010:

	Six months ended June 31,
	2011	2010
Net cash (used in) by operating activities	$(963,800)	$(779,382)
Net cash (used in) investing activities	-	(13,780)
Net cash provided by financing activities	50,171	2,934,000
Effect of exchange rate change on cash and cash equivalents	30,287	11,169
Net decrease in cash and cash equivalents	(883,342)	2,152,007
Cash and cash equivalents at beginning of period	2,671,162	1,484,992
Cash and cash equivalents at end period	$1,787,820	$3,636,999

Operating activities

Net cash used in operating activities was $963,800 for the six months ended June 30, 2011, as compared to net cash used in operating activities of $779,382 for the six months ended June 30, 2010. The net cash used in operating activities for the six months ended June 30, 2011 consisted of the net loss of $728,739, adjustments for non-cash activities of $26,034, decrease in changes in accounts receivable of $110,642, decrease in changes in other receivable, deposits and prepayment of $3,879, decrease in changes in inventories of $148,380, the decrease in changes in accounts payable of $32,098 and increase in changes in accrued expense and other payable of $33,904.

Investing activities

No cash was used in investing activities for the six months ended June 30, 2011, as compared to $13,780 net cash used in investing activities for the six months ended June 30, 2010. The change was due to no purchase of property, plant and equipment for the six months ended June 30, 2011.

Financing activities

Net cash provided by financing activities for the three months ended June 30, 2011 was $50,171, as compared to $2,934,000 net cash provided by financing activities for the six months ended June 30, 2010. Net cash provided by financing activities for the six months ended June 30, 2011 was attributable to cash received from merger with China Ceetop, while net cash provided by financing activities for the six months ended June 30, 2010 was attributable to capital injection from four shareholders of a subsidiary company prior to the reverse acquisition took place on January 27, 2011.

Notwithstanding the foregoing, we incurred a loss of $728,739 for the six months ended June 30, 2011 and had sustained accumulated loss of $3,399,867 at June 30, 2011, as a result of continued financial support from shareholders, we still has net equity of $1,321,029 as at June 30, 2011.

We have been implementing the following measures in order to improve our financial position in next one to two quarters:

(i)	we have been implementing various strategies to enhance our sales; and
(ii)
we have been negotiating with existing and potential shareholders to provide for additional injection, and on July 21, 2011, we , obtained a financial undertaking from a major shareholder, Mr. Guoxing Wang on terms as set out below:
Mr. Wang agreed to inject funds in the amount of RMB 10,000,000(equivalent to $1,547,000) to the Company as its working capital on or before December 31, 2011. This shareholder agreed that such loan will be interest free with no specific repayment date. . On August 8, 2011, RMB2,000,000 (equivalent to $309,400) was  invested into HZ Ceetop ; and

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

None

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (2)

(1)   Filed herewith
(2) Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of China Ceetop.com, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	CHINA CEETOP.COM, INC.

By:	/s/ Weiliang Liu
Weiliang Liu
CEO, President, Secretary, and Director

Date:	August 19, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Weiliang Liu	CEO, President, Secretary, and Director	August 19, 2011
Weiliang Liu

/s/ Juqun Zhao	CFO, and Treasurer	August 19, 2011
Juqun Zhao