Form 10-K
period 2011-12-31
China Ceetop.com, Inc.
filed 2012-04-16
CIK 1439254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Registrant's telephone number, including area code: 86-755- 3336-6628

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
(Do not check if smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:    Yes    ☐      No  ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarterwas US $322,810.63.

Indicate the number of shares outstanding of each of the registrant’s class of common stock, as of the latest practicable date: As of April 13, 2012, there were 32,281,063 shares of the Company’s common stock outstanding.

Documents Incorporated by Reference:  None

PART I

ITEM 1. BUSINESS

Background

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

Pursuant to a series of transactions completed in September, 2009, Surry became the holding company of Westow, SZ Ceetop and HZ Ceetop.

Reorganization

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

Business

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

China Ceetop.com, Inc., an Oregon-registered corporation, is a leading Business-to-Consumer (“B2C”) e-commerce company. The Company owns and operates the online platform: www.ceetop.com. The Company is committed to offering excellent online shopping experience, rapid delivery and outstanding customer service.

The Company mainly focuses on selling Computers/Communications/Consumer (“3C”) products online and providing a trading information platform for both buyers and sellers as software as a service (“SaaS”). The Company carries a wide range of products in assorted categories, including mainstream digital products, home appliances, kitchen appliances, personal care, and lifestyle products, etc. under well-known international and Chinese brands.

Governmental Regulation / Environmental Matters

We are not currently involved in any administrative, judicial or legal proceedings arising under domestic or foreign, federal, state, or local environmental protection laws and regulations, or under US federal or state common law, which would have a material adverse effect on our financial position or results of operations.

Competition

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

Employees

As of April 12, 2012, the Company has 183 employees.  Current corporate structure is managed by the board member, Mr. Weiliang Liu. Weiliang Liu is the Company’s Chairman of the Board, Chief Executive Officer, President and Secretary. Juqun Zhao is the Company’s Chief Financial Officer and Treasurer.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 2. PROPERTIES.

The Company has three offices situated in Hangzhou and Shenzhen, PRC. The Company’s executive office is located at A2803, Lianhe Guangchang, 5022 Binhe Dadao, Futian District, Shenzhen, China.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock did not begin trading on the Over-the-Counter Bulletin Board (“OTCBB”) until March 17, 2009.  As of December 31, 2011, the Company traded under the symbol “ORGG,” Effective January 31, 2011 the symbol for the Company on the Over the Counter Bulletin Board was changed to “CTOP.”

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

As of the date of this Annual Report, we have not authorized any equity compensation plan (other than shares referenced below), nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Holders

As of April 12, 2012 we have 217 shareholders of record of our common stock.

Recent Sales Of Unregistered Securities

On July 12,2011, the Company issued 2,900,000 shares of the Company's common stock to Wuying Wang, Xiaohua Jin, Lifang Yang and Qingxin Huang, four independent parties, in exchange for the market research and other advisory services pursuant to the terms of four consultancy agreement dated May 6, 2011, June 15, 2011, April 3, 2011 and May 5, 2011 respectively.

On December 27, 2011, the Company issued 18,000 shares of the Company’s common stock to Capital Link, Inc., an independent party, in exchange for investor relations and financial media services provided by that party pursuant to the terms of service agreement dated November 9, 2011.

ITEM 6. SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes included in this report. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below as well as those discussed elsewhere in this report. We disclaim any obligation to update information contained in any forward-looking statement.

Forward Looking Statements

This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance including statements regarding the Company's projections. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

Financial Condition and Changes in Financial Condition

 Overall Operating Results:

The Company’s sales decreased from $14,774,240 at December 31, 2010 to $12,855,876 at December 31, 2011, a decrease of $1,918,364 or 13%.  The decrease was mainly due to high competition in online shopping during the year.

Cost of sales decreased slightly as a percentage of sales over the two year period. Cost of sales for the year ended December 31, 2011 was $12,156,963 or 94.6% of sales, compared to $14,156,162 or 95.8% of sales. The increased gross profit is due to higher gross margins on some of our 3C products.

The Company had $2,160,375 in selling, general and administrative expenses during 2011.  Of this expense, $94,856 was for legal expenses, and $2,065,519 was for other consulting and administrative expenses.  During 2010, the Company had $2,230,797 in selling, general and administrative expenses.  Of this expense, $271,408 was for legal expenses, and $1,959,389 was for other consulting and administrative expenses.

In 2011 the Company also chose to award $200,757 in stock based compensation to four independent parties for market research and other advisory services and an independent party for investor relations and financial media services. There was no such expense in 2010.

Liquidity and Capital Resources:

As of December 31, 2011, the Company has a working capital of $871,827 and total stockholders’ equity of $931,485.  We believe that the Company currently has the necessary working capital to support existing operations through 2012.  Our primary capital source will be cash flow from operations, as we anticipate reaching profitability in 2012.

Net cash used in operations during 2011 was $2,275,027 compared with $1,804,952 used in operations during the same period in 2010.   Cash used in operations during 2011 was primarily due to the Company decreasing its accounts payable during 2011.

Net cash generated from investing activities during 2011 was $48,686 compared with net cash used in investing activities during 2010 was $16,429. Net cash generated from investing activities during 2011 was primarily due by repayment from related parties during the year.

Net cash provided by financing activities was $362,583 during 2011 compared with $2,934,000 during 2010. Net cash provided by financing activities was primarily due to capital injection from the preferred  shareholder, Guoxing Wang, during the year.

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

Significant Accounting Policies

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash in excess of FDIC federally insured limits and no cash equivalents as of December 31, 2011 and 2010.

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

Accounts Receivable/Bad Debt

The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio.  Management evaluates various factors including expected losses and economic conditions to predict the estimated realization on outstanding receivables.  Allowances for doubtful accounts as of December 31, 2011 and 2010 were $1,080 and $503, respectively.

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

The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset.  For the Company, asset retirement obligations primarily relate to the abandonment of ore-producing property and facilities. There are currently no obligations.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At December 31, 2011 and December 31, 2010, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Share-based payment is accounted for based on the FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”) and Emerging Issue Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and Emerging Issue Task Force 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” (“EITF 00-18”) (codified in FASB ASC Topic 505-50).  The Company recognized in the statement of income and comprehensive income the fair value of shares, stock options and other equity-based compensation issued to non-employees when the service provided by non-employees is completed, or the date when the shares were issued (provided that the shares issued are fully vested and not subject to forfeiture) with the prepaid services presented as contra equity.  This is in accordance with the consensus reached in EITF 00-18 that in the event that a note or receivable is acquired in exchange for the fully vested, non-forfeitable equity instruments, the note or receivable should be displayed as contra-equity by the granter.  The Company as granter interprets that the term “receivable” also embraces prepaid service fees. For employees, the Company recognized in the statement of income and comprehensive income the grant date of the shares, stock options and other equity-based compensation over the requisite service period.  In respect of the service agreement the Company entered into with a service provider for provision of investor relations and financial media service, the service provider is compensated for 9,000 common shares of the Company no later than the 5th day of and for each month over the period of the agreement, in accordance with the consensus reached in EITF 96-18, the Company recognized in the statement of income and comprehensive income the fair value of each 9,000 common shares issued to the service provider each month as share based payment on the same basis in the same period and in the same manner as if the Company had paid cash for the service rendered by the service provider instead of paying with equity instruments (common shares) of the Company in each month and that the measurement date of the fair value of each 9,000 common shares issued to the service provider will be the issue date which is before the 5th day of each month.

Commitment and Contingencies

None.

Off Balance Sheet Arrangements

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 8. FINANCIAL STATEMENTS ANS SUPPLEMENTARY DATA.

CHINA CEETOP.COM, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Ceetop.com, Inc.

We have audited the accompanying Consolidated Balance Sheets of China Ceetop.com, Inc. as of December 31, 2011 and 2010, and the related Consolidated Statements of income and Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the years in the two-year period ended December 31, 2011.  China Ceetop.com, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Ceetop.com, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company incurred a net loss of $1,654,520 for the year ended December 31, 2011 and has accumulated deficit of $4,325,648 at December 31, 2011.  These matters are discussed in Note 2 to the consolidated financial statements that raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Clement C. W. Chan & Co.
Clement C. W. Chan & Co.
Certified Public Accountants

3/F., & 5/F., Heng Shan Centre, 145 Queen’s Road East, Wanchai, Hong Kong
Date : April 12, 2012

CHINA CEETOP.COM, INC.
CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
	Notes	2011	2010

ASSETS

Current Assets

Cash and cash equivalents		$855,713	$2,671,162
Accounts receivable	3	96,931	97,045
Deposits and other receivables		58,491	169,703
Inventories	3	194,344	164,649
Amount due from related parties	5	-	50,000
Prepayments		4,629	13,113

Total Current Assets		1,210,108	3,165,672

Property and equipment, net	3	59,658	106,783

Total Assets		$1,269,766	$3,272,455

LIABILITIES AND STOCKHOLDERS' EQUITY

Current and Total Liabilities

Accounts payable		$-	$989,564
Accrued expenses and other payable		338,281	305,399

Total Current and Total Liabilities		338,281	1,294,963

Stockholders' Equity

Common stock, USD0.001 par value, 100,000,000 shares
authorized, 32,281,063 and 28,496,427 shares issued
and outstanding at December 31, 2011 and December 31,
2010 respectively	6	32,281	28,496
Preferred stock, USD0.001 par value, 3,558,046 shares
authorized, issued and outstanding	6	3,558	3,558
Additional paid-in capital	7	5,815,844	4,563,546
Common stock issued for prepaid service	8	(702,743)	-
Statutory reserve	9	-	-
Accumulated other comprehensive income	10	108,193	53,020
Accumulated deficit		(4,325,648)	(2,671,128)

Stockholders' Equity		931,485	1,977,492

Total Liabilities and Stockholders' Equity		$1,269,766	$3,272,455
The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Sales	$12,855,876	$14,774,240

Cost of sales	(12,156,963)	(14,156,162)

Gross profit	698,913	618,078

Stock based compensation	(200,757)	-

Selling, general and administrative expenses	(2,160,375)	(2,230,797)

(Loss) from operations	(1,662,219)	(1,612,719)

Other Income
Interest income	7,699	8,494
Other income	-	7,638

Total other income	7,699	16,132

Net (loss)	$(1,654,520)	$(1,596,587)

Weighted average shares (including common shares and
non-convertible preferred shares) outstanding
Basic	34,234,144	31,685,627
Diluted	34,234,144	31,685,627

Net (loss) per share (include common shares and non-convertible preferred shares)
Basic	$(0.048)	$(0.050)
Diluted	$(0.048)	$(0.050)

Net (loss)	$(1,654,520)	$(1,596,587)
Other comprehensive income	55,173	77,611

Comprehensive (loss)	$(1,599,347)	$(1,518,976)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,654,520)	$(1,596,587)
Adjustments to reconcile net to net cash provided by/(used in) operating activities :
Depreciation	51,638	48,218
Share-based payment expense	200,757	-
Provision for doubtful accounts	1,080	503
Reversal of provision previously recognized	(503)	(638)
Changes in operating assets and liabilities :
Accounts receivable	3,202	18,308
Other receivable, deposits and prepayment	119,696	(152,904)
Inventories	(29,695)	(164,649)
Accounts payable	(989,564)	5,519
Accrued expense and other payable	22,882	37,278

Net cash used in operating activities	(2,275,027)	(1,804,952)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(1,314)	(16,429)
Repayment from related parties	50,000	-

Net cash generated from (used in) investing activities	48,686	(16,429)

CASH FLOW FROM FINANCING ACTIVITIES

Merge with China Ceetop	50,171	-
Capital injection from shareholders	312,412	2,934,000

Net cash provided by financing activities	362,583	2,934,000

Effect of exchange rate changes on cash and cash equivalents	48,309	73,551

Net (decrease)/increase in cash and cash equivalents	(1,815,449)	1,186,170

Cash and cash equivalents, beginning balance	2,671,162	1,484,992

Cash and cash equivalents, ending balance	$855,713	$2,671,162

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:
Interest payments	$-	$-

Income tax payments	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP. COM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Additional	Common stock issued for	Other comprehensive		Total
	Stock		Stock		paid-in	prepaid	income/	(Accumulated	stockholders
	outstanding	Amount	outstanding	Amount	capital	service	(loss)	loss)	equity

Balance January 1, 2010	12,821,789	$12,822	$-	$-	$1,618,778	$-	$(24,591)	$(1,074,541)	$532,468

Foreign currency translation adjustments - note 10)	-	-	-	-	-	-	77,611	-	77,611

Issue of shares	19,232,684	19,232	-	-	10,768	-	-	-	30,000

Conversion of common stock to preferred stock	(3,558,046)	(3,558)	3,558,046	3,558	-	-	-	-	-

Waiver of amount due to a shareholder	-	-	-	-	2,934,000	-	-	-	2,934,000

(Loss) for the year ended December 31, 2010	-	-	-	-	-	-	-	(1,596,587)	(1,596,587)

Balance December 31, 2010	28,496,427	28,496	3,558,046	3,558	4,563,546	-	53,020	(2,671,128)	1,977,492

Foreign currency translation adjustments - note 9)	-	-	-	-	-	-	55,173	-	55,173

Merge with China Ceetop - note 1)	866,636	867	-	-	39,304	-	-	-	40,171

Capital injection from a shareholder - note 7)	-	-	-	-	312,412	-	-	-	312,412

Issuance of common stock for prepaid service - note 6, 8)	2,900,000	2,900	-	-	896,100	(899,000)	-	-	-

Record of common stock for prepaid service - note 8)	-	-	-	-	-	196,257	-	-	196,257

Issuance of common stock for consultancy service - note 6, 8)	18,000	18	-	-	4,482	-	-	-	4,500

(Loss) for the year endedDecember 31, 2011	-	-	-	-	-	-	-	(1,654,520)	(1,654,520)

Balance December 31, 2011	32,281,063	$32,281	3,558,046	$3,558	$5,815,844	$(702,743)	$108,193	$(4,325,648)	$931,485

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 1 - ORGANIZATION

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

Since Surry, Westow, SZ Ceetop and HZ Ceetop were under common control of a controlling party both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting.  The consolidated financial statements have been prepared on the basis as if Surry had always been the holding company of Westow, SZ Ceetop and HZ Ceetop and this group structure had been in existence throughout the years ended December 31, 2011 and 2010 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

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

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,654,520 for the year and has accumulated deficit of $4,325,648 at December 31, 2011.  Although as mentioned in Note 7 “Additional Paid in Capital”, a major shareholder of the Company has undertaken to inject funds in the amount of RMB10,000,000 (equivalent to $1,547,000) to HZ Ceetop as its working capital on or before December 31, 2011.  However, up to December 31, 2011, only RMB2,000,000 (equivalent to $312,412) was injected by that major shareholder, Guoxing, Wang, management is unable to ascertain when the balance of RMB8,000,000 (equivalent to $1,234,588) would be injected to the Company.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The Company adopted the new accounting guidance (“Codification”) on July 1, 2009.  For the year ended December 31, 2011, all reference for periods subsequent to July 1, 2009 are based on the codification.  The Company's functional currency is the Chinese Yuan Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in the United States Dollars (“USD”).

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

Translation Adjustment

As of December 31, 2011 and 2010, the accounts of the Company were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification, with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  Comprehensive income for the years ended December 31, 2011 and 2010 included net income and foreign currency translation adjustments.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.  There were no contingencies of this type as of December 31, 2011 and 2010.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.  There were no contingencies of this type as of December 31, 2011 and 2010.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collation history.  Allowances for doubtful accounts as of December 31, 2011 and 2010 were $1,080 and $503, respectively.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.  There is no provision of inventories for the years ended December 31, 2011 and 2010.  As of December 31, 2011 and 2010, inventories consist of the following :

	12/31/2011	12/31/2010

Finished goods	$194,344	$164,649

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

Office equipment	3 - 5 years

As of December 31, 2011 and 2010 Property, Plant & Equipment consist of the following:

	12/31/2011	12/31/2010

Office equipment	263,983	253,157

Accumulated depreciation	(204,325)	(146,374)

	$59,658	$106,783

Depreciation expense for the years ended December 31, 2011 and 2010 was $51,638 and $48,218, respectively.

Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.”  The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2011 and 2010, there were no impairments of its long-lived assets.

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

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising.  The Company expenses all advertising costs as incurred.  For the years ended December 31, 2011 and 2010, the Company incurred advertising expenses of $Nil and $54,704 respectively.

Shipping and Handling costs

Shipping and handling costs consist primarily of freight charges and packaging charges for delivery of goods to the customers and are included in selling, general and administrative expenses.  The Company expenses all shipping and handling costs when they are incurred.  For the years ended December 31, 2011 and 2010, the Company incurred freight charges of $124,207 and $131,248 respectively, and packaging charges of $2,758 and $22,390 respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740.  When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements.  At December 31, 2011 and 2010, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share-Based payment

Share-based payment is accounted for based on the FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”) and Emerging Issue Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and Emerging Issue Task Force 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” (“EITF 00-18”) (codified in FASB ASC Topic 505-50).  The Company recognized in the statement of income and comprehensive income the fair value of shares, stock options and other equity-based compensation issued to non-employees when the service provided by non-employees is completed, or the date when the shares were issued (provided that the shares issued are fully vested and not subject to forfeiture) with the prepaid services presented as contra equity.  This is in accordance with the consensus reached in EITF 00-18 that in the event that a note or receivable is acquired in exchange for the fully vested, non-forfeitable equity instruments, the note or receivable should be displayed as contra-equity by the granter.  The Company as granter interprets that the term “receivable” also embraces prepaid service fees. For employees, the Company recognized in the statement of income and comprehensive income the grant date of the shares, stock options and other equity-based compensation over the requisite service period.  In respect of the service agreement the Company entered into with a service provider for provision of investor relations and financial media service, the service provider is compensated for 9,000 common shares of the Company no later than the 5th day of and for each month over the period of the agreement, in accordance with the consensus reached in EITF 96-18, the Company recognized in the statement of income and comprehensive income the fair value of each 9,000 common shares issued to the service provider each month as share based payment on the same basis in the same period and in the same manner as if the Company had paid cash for the service rendered by the service provider instead of paying with equity instruments (common shares) of the Company in each month and that the measurement date of the fair value of each 9,000 common shares issued to the service provider will be the issue date which is before the 5th day of each month.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions.  The Company has a diversified customer base. Majority of sales are either cash receipt in advance or cash receipt upon delivery.  During the years ended 2011 and 2010, no customers accounted for more than 10% of net revenue.  As of December 31, 2011 and 2010, no customers accounted for more than 10% of net accounts receivable.  For those credit sales, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In September 2011, the FASB has issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment.  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other.  The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company does not expect the adoption of ASU 2011-08 to have any impact on its consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210) : Disclosures about Offsetting Assets and Liabilities,” (“ASU 2011-11”).  ASU 2011-11 enhances disclosures regarding financial instruments and derivative instruments.  Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  This new guidance is to be applied retrospectively.  The adoption of these provisions does not have a material impact on the Company’s consolidated financial statements.

Note 4 - INCOME TAXES

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

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations. For the years ended December 31, 2011 and 2010, the Company had no related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

The deferred tax asset not recognized is as follows :

	12/31/2011	12/31/2010

Unused tax loss brought forward	2,671,128	1,074,541
Unused tax loss for the year	1,654,520	1,596,587
Expenses not deductible for tax (share-based payment)	(200,757)	-

Unused tax loss carried forward	$4,124,891	$2,671,128

Unrecognized deferred tax asset brought forward	667,782	268,635
Unrecognized deferred tax asset for the year
(at PRC tax rate of 25%)	363,441	399,147

Unrecognized deferred tax asset carried forward	$1,031,223	667,782
Less : valuation allowance	(1,031,223)	(667,782)

Deferred income tax benefit, net of valuation allowance	$-	$-

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 4 - INCOME TAXES (CONTINUED)

The Company has not recognized deferred tax asset in respect of PRC tax loss in these Consolidated Financial Statements as it is not more-likely-than-not that the future taxable profit against which loss can be utilized will be available to the entities operating in PRC.  The unrecognized tax loss as of December 31, 2011 that will be expiring in 2013, 2014, 2015 and 2016 are respectively $426,068, $648,473, $1,596,587 and $1,453,763.

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2011 and 2010 is as follows :

	2011	2010

Federal income tax rate	-34.0%	-34.0%
Foreign tax rate difference	9.0%	9.0%
Use of prior year NOLs	0.0%	0.0%
Increase in valuation allowance	22.0%	25.0%
Permanent difference for share-based payment	3.0%	-

Effective income tax rate	$0.0%	$0.0%

Note 5 - AMOUNT DUE FROM RELATED PARITES

As of December 31, 2010, the amount due from related parties was $50,000, it was unsecured interest free and was repayable on demand.  There was no amount due from related parties at December 31, 2011.

Note 6 - COMMON STOCK AND PREFERRED STOCK

The Company is authorized to issue up to 100,000,000 shares of common stock of par value of $0.001 per share and 3,558,046 shares of Series A preferred stock of par value of $0.001 per share.  As detailed in Note 1 above, on January 27, 2011, the Company effected a reverse stock split such that the number of all existing issued shares were reduced from 19,900,100 to 866,636 (equivalent to US$867) on a 23 to 1 basis.  At the same time, pursuant to the Share Exchange Agreement, Surry became a wholly-owned subsidiary of the Company through issuance of 28,496,427 shares of common stock of par value of $0.001 per share and 3,558,046 shares of Series A preferred stock of par value of $0.001 per share.

For accounting purposes, this transaction was treated as reverse acquisition and the Company’s equity accounts at December 31, 2010 prior to the acquisition are restated based on the ratio of the exchange of 28,496,427 shares of common stock of the Company for 44,450 shares of common stock of Surry and exchange of 3,558,046 shares of preferred stock of the Company for 5,550 shares of preferred stock of Surry.  As the par value of the capital stock of the Company and Surry are $0.001 and $1 respectively, the difference in capital of $17,946 arising from this reverse acquisition was reallocated to additional paid-in capital.

On July 12, 2011, the Company issued 2,900,000 shares of common stock to four independent parties as payments to such parties for market research and other advisory services for $899,000 (see Note 8).

On December 27, 2011, the Company issued 18,000 shares of common stock to an independent party as payment for investor relations and financial media services for $4,500 (see Note 8) provided by that party.

As of December 31, 2011, the Company has a total of 32,281,063 shares of common stock and 3,558,046 shares of Series A Preferred Stock outstanding.

Solely for voting purposes, each share of Series A Preferred Stock shall be equivalent to ten (10) shares of Common Stock and all shares of Series A Preferred Stock shall vote together with the shares of Common Stock as a single class.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 7 - ADDITIONAL PAID IN CAPITAL

Included in the balance of $5,815,844 as Additional Paid in Capital as of December 31, 2011, is an amount of $4,399,000 arose from two waivers of amount due to shareholders of which a waiver of $1,465,000 took place in December, 2009 and the other waiver of $2,934,000 took place in February, 2010.

On July 21, 2011, the Company obtained a financial undertaking from the holder of our preferred stock, Guoxing Wang, to inject funds in the amount of RMB10,000,000 (equivalent to $1,547,000) to HZ Ceetop as its working capital on or before December 31, 2011.  That shareholder further agreed that such capital injection will be interest free and he waived his entitlement to and right for repayment to the capital injected.  On August 8, 2011, there was a capital injection of RMB2,000,000 (equivalent to $312,412) received from that shareholder and the amount was credited to Additional Paid in Capital of the Company.

Note 8 - SHARE BASED PAYMENTS

On July 12, 2011, the Company issued 2,900,000 shares of the Company’s common stock to Wuying Wang, Xiaoghua Jin, Lifang Yang and Qingxin Huang, four independent parties, in exchange for the market research and other advisory services pursuant to the terms of four consultancy agreements dated May 6, 2011, June 15, 2011, April 3, 2011 and May 5, 2011 respectively (“Consultancy Agreements”) (see Note 6).  The shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.31 per share and the total fair value of the shares issued was $899,000.  The fair value of the shares issued was based on the quoted market price of the Company’s shares as of July 12, 2011. The total fair value of the shares issued are recognized as a share-based payment expense over the period from date of the Consultancy Agreements to the date when consultancy services are completed.  The consultancy services are to be performed for a period of two to three years.  For the year ended December 31, 2011 the Company amortized $196,257 as share-based payment expense.  The unrecognized share-based payment expense of $702,743 as of December 31, 2011 will be amortized up to July 2014.  There is no tax benefit related to the share-based payment expense recognized.

On December 27, 2011, the Company issued 18,000 shares of the Company’s common stock to Capital Link, Inc., an independent party, in exchange for investor relations and financial media services provided by that party pursuant to the terms of service agreement dated November 9, 2011 (see Note 6). The shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.25 per share and total fair value of the shares issued was $4,500 and was recognized as a share-based payment expense when issued. The fair value of the shares issued was based on the quoted market price of the Company’s shares as of December 27, 2011. The Service Agreement are to be performed from December 1, 2011 to November 30, 2012 with a monthly retainer payable in the form of 9,000 common shares. There is no tax benefit related to the share-based payment expense recognized.

Note 9 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves.  The allocation is 10 percent of the net income and the cumulative allocations are not to exceed 50 percent of the registered capital.  However, the laws do not prohibit enterprises allocate net income to this reserve after the limit of 50 per cent of registered capital has been reached.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances.  These reserves are therefore not available for distribution except in liquidation. As of December 31, 2011 and 2010, the Company has not allocated any amount to these non-distributable reserve funds due to loss sustained in both years.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Balances and movements of accumulated other comprehensive income/(loss), included in stockholders’ equity, at December 31, 2011 and 2010, are as follows:

	Foreign	Accumulated
	Currency	Other
	Translation	Comprehensive
	Adjustment	Income/(Loss)

Balance at December 31, 2009	$(24,591)	$(24,591)
Change for 2010	77,611	77,611

Balance at December 31, 2010	53,020	53,020
Change for 2011	55,173	55,173

Balance at December 31, 2011	$108,193	$108,193

Note 11 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 12 - LEASES

As at December 31, 2011, the Company had total future aggregate minimum lease payments under non-cancellable operating leases as follows:

12/31/2011

With 1 year	$35,736
In the second year	18,535
In the third year	9,538

$63,809

As at December 31, 2011, the Company has three offices situated in Hangzhou and Shenzhen, PRC, respectively.  The operating leases for these three offices provide for monthly rental payments of $2,324, $705 and $1,393 that are expiring in May, 2012, September, 2012 and June, 2014 respectively.  In respect of these three leases, the Company paid rental expenses of $41,338 for the year ended December 31, 2011.

Note 13 - SUBSEQUENT EVENTS

For the year ended December 31, 2011, the Company has evaluated subsequent events for potential recognition and disclosure.

No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with our accountant on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of December 31, 2011, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2011, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts smaller reporting companies from providing attestation of their internal controls pursuant to Section 404 of the Sarbanes-Oxley Act. As a result, this report does not provide such an attestation, and the Company will be exempted from providing such an attestation until such time as it reaches $75 million in market capitalization.

Corrective Action

Management plans to address the structure of the Board of Directors and discuss adding an audit committee during 2011.

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

Weiliang Liu, Director, Chairman of the Board, Chief Executive Officer, President and Secretary

Weiliang Liu was appointed Chairman of the Board, Chief Executive Officer, President and Secretary of the Company upon the closing of the transaction with Surry.  Weiliang Liu, graduated from Shanghai Tongji University with a B.S. Degree in Computer Science major, worked as the General Manager at Information Technology Ltd, an affiliate of Zhe Jiang China Commodities City Group co. Ltd from 2003 to 2007. Since 2008 Weiliang Liu is the CEO and chairman of Shenzhen Ceetop Network Technology Co. Ltd

There are no family relationships between Mr. Liu and the directors, or executive officers, of the Company. During the last two years, there have been no transactions, or proposed transactions, to which the Company was or is to be a party, in which Mr. Liu (or any member of his immediate family) had or is to have a direct or indirect material interest, except for the transaction with Surry as described herein.

Mr. Liu is not a party to any material proceedings adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

During the past ten years Mr. Liu has not been a party to any legal proceeding as set forth in Item 410 of Regulation S-K.

Juqun Zhao, Chief Financial Officer and Treasurer

Juqun Zhao was appointed Chief Financial Officer and Treasurer of the Company upon the closing of the transaction with Surry.  Mr. Zhao graduated from Nanjing University of Finance and Economics with Bachelor Degree in Economics. From 2003 to 2009, he worked at Shenzhen Zhongda Group Co. Ltd. as Chief Financial Officer. From 2009 to now, he worked at Ceetop.com as Chief Financial Officer.

Mr. Zhao does not hold any directorships with reporting companies in the United States. There are no family relationships between Mr. Zhao and the directors, or executive officers, of the Company. During the last two years, there have been no transactions, or proposed transactions, to which the Company was or is to be a party, in which Mr. Zhao (or any member of his immediate family) had or is to have a direct or indirect material interest.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2011, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2011, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, to its knowledge, except for the filing of a Form 3 from Ms. Yang, all the Section 16(a) filing requirements applicable to such persons with respect to fiscal year ended December 31, 2011 were complied with.

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

Because, as of December 31, 2011, the management and director of the Company is the same person, the board of directors determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board’s attention by virtue of the co-extensive employment.

The board of directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance.

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our officers and directors for the fiscal years ended December 31, 2011 and 2010.

				STOCK	OPTION	TOTAL
		SALARY	BONUS	AWARDS	AWARDS	COMPENSATION
NAME AND PRICIPAL POSITION	YEAR	($)	($)	($)	($)	($)

Weiliang Liu - Chairman and CEO	2011	$60,047	$0	$0	$0	$60,047
Juqun Zhao - CFO	2011	$35,563	$0	$0	$0	$35,563
Weiliang Liu - Chairman and CEO	2010	$60,064	$0	$0	$0	$60,064
Juqun Zhao - CFO	2010	$32,843	$0	$0	$0	$32,843

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program and Philosophy

As of December 31, 2011, the goal of the compensation program is to adequately reward the efforts and achievements of executive officers for the management of the Company.  The Company has no pension plan and no deferred compensation arrangements.  The Company has not used a compensation consultant in any capacity.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We paid our current auditors, Clement C. W. Chan & Co. $53,000 and $42,000 for audit fees for 2011 and 2010, respectively

Audit-Related Fees

The Company paid audit-related fees totaling $0 for the fiscal years ended December 31, 2011 and 2010.

Tax Fees

None.

All Other Fees

None.

Audit Committee Policies and Procedures

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

101*
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Unaudited Condensed Consolidated Statement of Operations; (iii) Unaudited Statement of Stockholders’ Equity; (iv) Unaudited Condensed Statement of Cash Flows for; and (v) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

(1)	Filed herewith

*
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

CHINA CEETOP.COM, INC.
(Registrant)

By:	/s/Weiliang Liu
Weiliang Liu
CEO, President, Secretary, and Director

Date:	April 16, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Weiliang Liu	CEO, President, Secretary, and Director	April 16, 2012
Weiliang Liu

/s/Juqun Zhao	CFO, and Treasurer	April 16, 2012
Juqun Zhao