Form 10-Q
period 2012-03-31
China Ceetop.com, Inc.
filed 2012-05-21
CIK 1439254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 21, 2012, the Company had outstanding 32,281,063 shares of its common stock, par value $0.001.

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

MARCH 31, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Ceetop.com, Inc.

We have reviewed the accompanying Consolidated Balance Sheet of China Ceetop.com, Inc. as of March 31, 2012, and the related Consolidated Statements of Income and Comprehensive Income for three months ended March 31, 2012 and 2011, Consolidated Statements of Cash Flows and Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2012.  China Ceetop.com, Inc.’s management is responsible for these financial statements.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of China Ceetop.com, Inc. as of December 31, 2011 and the related Consolidated Statements of Income and Comprehensive Income and Consolidated Statement of Cash Flows and Consolidated Statement of Stockholders’ Equity for the year then ended; and in our report dated April 12, 2012 we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying Consolidated Balance Sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company incurred a net loss of $238,299 for the three months ended March 31, 2012 and has accumulated deficit of $4,563,947 at March 31, 2012.  These matters are discussed in Note 2 to the consolidated financial statements that raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Clement C. W. Chan & Co.

Certified Public Accountants

3/F., & 5/F., Heng Shan Centre, 145 Queen’s Road East, Wanchai, Hong Kong

CHINA CEETOP.COM, INC.
CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
	Notes	2012	2011
		(Unaudited)	(Audited)

ASSETS

Current Assets

Cash and cash equivalents		$262,296	$855,713
Accounts receivable	3	230,966	96,931
Advances to suppliers	3	357,168	-
Deposits and other receivables		69,243	58,491
Inventories	3	259,415	194,344
Prepayments		4,954	4,629

Total Current Assets		1,184,042	1,210,108

Property and equipment, net	3	50,553	59,658

Total Assets		$1,234,595	$1,269,766

LIABILITIES AND STOCKHOLDERS' EQUITY

Current and Total Liabilities

Accounts payable		$169,615	$-
Accrued expenses and other payable		288,243	338,281

Total Current and Total Liabilities		457,858	338,281

Stockholders' Equity

Common stock, USD0.001 par value, 100,000,000 shares
authorized, 32,281,063 and 32,281,063 shares issued
and outstanding at March 31, 2012 and December 31,
2011 respectively	5	32,281	32,281
Preferred stock, USD0.001 par value, 3,558,046 shares
authorized, issued and outstanding	5	3,558	3,558
Additional paid-in capital	6	5,815,844	5,815,844
Common stock issued for prepaid service	7	(626,144)	(702,743)
Statutory reserve	8	-	-
Accumulated other comprehensive income	9	115,145	108,193
Accumulated deficit		(4,563,947)	(4,325,648)

Stockholders' Equity		776,737	931,485

Total Liabilities and Stockholders' Equity		$1,234,595	$1,269,766

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	2012	2011

Sales	$1,310,025	$3,452,378

Cost of sales	(1,245,938)	(3,238,696)

Gross profit	64,087	213,682

Stock based compensation	(81,189)	-

Selling, general and administrative expenses	(221,362)	(609,811)

(Loss) from operations	(238,464)	(396,129)

Other Income
Interest income	165	2,168
Other income	-	503

Total other income	165	2,671

Net (loss)	$(238,299)	$(393,458)

Weighted average shares (including common shares and
non-convertible preferred shares) outstanding
Basic - note 3)	35,839,109	32,661,118
Diluted - note 3)	35,839,109	32,661,118

Net (loss) per share (include common shares and
non-convertible preferred shares)
Basic - note 3)	$(0.0066)	$(0.0120)
Diluted - note 3)	$(0.0066)	$(0.0120)

Net (loss)	$(238,299)	$(393,458)
Other comprehensive income	6,952	11,542

Comprehensive (loss)	$(231,347)	$(381.916)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(238,299)	(393,458)
Adjustments to reconcile net to net cash
/(used in) operating activities :
Depreciation	9,509	12,678
Share-based payment expense	81,189	-
Provision for doubtful accounts	-	2,035
Reversal of provision previously recognized	-	(503)
Changes in operating assets and liabilities :
Accounts receivable	(134,035)	(306,494)
Other receivable, deposits and prepayment	(368,245)	9,565
Inventories	(65,071)	(55,606)
Accounts payable	169,615	591,234
Accrued expense and other payable	(54,628	21,635

Net cash used in operating activities	(599,965)	(118,914)

CASH FLOW FROM FINANCING ACTIVITIES

Merger of Surry with China Ceetop	-	50,171

Net cash provided by financing activities	-	50,171

Effect of exchange rate changes on cash and cash equivalents	6,548	10,881

Net decrease in cash and cash equivalents	(593,417)	(57,862)

Cash and cash equivalents, beginning balance	855,713	2,671,162

Cash and cash equivalents, ending balance	$262,296	2,613,300

SUPPLEMENT DISCLOSURE:

Cash paid during the 3 months for :
Interest payments	$-	-

Income tax payments	$-	-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP. COM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Preferred Stock
						Common
					Additional	stock issued	Other		Total
	Stock		Stock		paid-in	for prepaid	comprehensive	(Accumulated	stockholders
	outstanding	Amount	outstanding	Amount	capital	service	income/(loss)	loss)	equity

Balance January 1, 2011	$28,496,427	$28,496	$3,558,046	$3,558	$4,563,546	$-	$53,020	$(2,671,128)	$1,977,492

Foreign currency translation
adjustments - note 9)	-	-	-	-	-	-	55,173	-	55,173

Merge with China Ceetop - note 1)	866,636	867	-	-	39,304	-	-	-	40,171

Capital injection from a shareholder
- note 6)	-	-	-	-	312,412	-	-	-	312,412

Issuance of common stock for
prepaid service - notes 5, 7)	2,900,000	2,900	-	-	896,100	(899,000)	-	-	-

Record of common stock for prepaid
service - note 7)	-	-	-	-	-	196,257	-	-	196,257

Issuance of common stock for
consultancy service - notes 5, 7)	18,000	18	-	-	4,482	-	-	-	4,482

Loss for the year ended December 31	-	-	-	-	-	-	-	(1,654,420)	(1,654,520)

Balance December 31, 2011	32,281,063	32,281	3,558,046	3,558	5,815,844	(702,743)	108,193	(4,325,648)	931,485

Foreign currency translation
adjustments - note 9)	-	-	-	-	-	-	6,952	-	6,952

Record of common stock for
prepaid service - note 7)	-	-	-	-	-	76,599	-	-	76,599

Loss for the three months ended
March 31, 2012	-	-	-	-	-	-	-	(238,299)	(238,299)

Balance March 31, 2012	32,281,063	$32,281	3,558,046	$3,558	$5,815,844	$(626,144)	$115,145	$(4,563,947)	$776,737

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

Note 1 – ORGANIZATION

China Ceetop.com, Inc. (the “Company” or “China Ceetop”) was incorporated in Oregon on February 18, 2003 under the name of GL Gold Inc.  On June 6, 2003 the Company filed an amendment with the State of Oregon changing its name to Oregon Gold, Inc.  On January 7, 2011 Oregon Gold Inc. changed its name to China Ceetop.com, Inc..

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

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

Note 2 - GOING CONCERN

The accompanying unaudited Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying Consolidated Financial Statements, the Company incurred a net loss of $238,299 for the period and has accumulated deficit of $4,563,947 at March 31, 2012.  Although as mentioned in Note 7 “Additional Paid in Capital”, a major shareholder of the Company has undertaken to inject funds in the amount of RMB10,000,000 (equivalent to $1,547,000) to HZ Ceetop as its working capital on or before December 31, 2011.  However, up to March 31, 2012, only RMB2,000,000 (equivalent to $312,412) was injected by that major shareholder, management is unable to ascertain when the balance of RMB8,000,000 (equivalent to $1,234,588) would be injected to the Company.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These Unaudited Consolidated Financial Statements were prepared by the Company pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to present fairly the operating results for the respective periods.  Certain information and footnote disclosures normally present in Annual Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations.  These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and footnotes for the year ended December 31, 2011.  The results for three months ended March 31, 2012, are not necessary indicative of the results to be expected for the full year ending March 31, 2012.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The Company adopted the new accounting guidance (“Codification”) on July 1, 2009.  For the three months ended March 31, 2012, all reference for periods subsequent to July 1, 2009 are based on the codification.  The Company's functional currency is the Chinese Yuan Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in the United States Dollars (“USD”).

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

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment

As of March 31, 2012 and December 31, 2011, the accounts of the Company were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification, with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2012 and 2011 included net income and foreign currency translation adjustments.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.  There were no contingencies of this type as of March 31, 2012 and December 31, 2011.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contingencies (continued)

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.  There were no contingencies of this type as of March 31, 2012 and December 31, 2011.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collation history.  Allowances for doubtful accounts as of March 31, 2012 and December 31, 2011 were $1,080 and $1,080, respectively.

Advances to suppliers

The Company advances to certain vendors for purchase of goods.  The advances to suppliers are interest free and unsecured.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.  There is no provision of inventories for three months ended March 31, 2012 and 2011.  As of March 31, 2012 and December 31, 2011, inventories consist of the following :

	03/31/2012	12/31/2011

Finished goods	$259,415	$194,344

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

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant & Equipment  (continued)

As of March 31, 2012 and December 31, 2011 Property, Plant & Equipment consist of the following:

	03/31/2012	12/31/2011

Office equipment	265,660	263,983
Accumulated depreciation	(215,107)	(204,325)

	$50,553	$59,658

Depreciation expense for the three months ended March 31, 2012 and 2011 was $9,509 and $12,678, respectively.

Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business”.  The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of March 31, 2012 and December 31, 2011, there were no impairments of its long-lived assets.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising.  The Company expenses all advertising costs as incurred.  For the three months ended March 31, 2012 and 2011, the Company did not incurred any advertising expenses.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and Handling costs

Shipping and handling costs consist primarily of freight charges and packaging charges for delivery of goods to the customers and are included in selling, general and administrative expenses.  The Company expenses all shipping and handling costs when they are incurred.  For the three months ended March 31, 2012 and 2011, the Company incurred freight charges of $1,320 and $29,713 respectively and the Company did not incurred any packaging charges.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740.  When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements.  At March 31, 2012 and December 31, 2011, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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
MARCH 31, 2012
(UNAUDITED)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions.  At present, there is a high concentration on a few customers as more fully explained in note 12 hereof.  The Company controls credit risk related to account receivable through credit approvals, credit limits and monitoring procedures.  The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement, which provides guidance on fair value measurements and clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements.  The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within fiscal years, beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income, ASU 2011-05, Presentation of Comprehensive Income.  The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12 (“ASU 2011-12”) which defers certain requirements within ASU 2011-05.  These amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income in all periods presented.  This new guidance is to be applied retrospectively.  Other than the presentational changes that will be required, the adoption of this standard is not expected to have any impact on the Company's consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other. The objective of this update is to simplify how entities test goodwill for impairment.  The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company believes that the adoption of this update will not have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 enhances disclosures regarding financial instruments and derivative instruments.  Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  This new guidance is to be applied retrospectively.  The Company anticipates that the adoption of this standard will expand its consolidated financial statement footnote disclosures.

As of March 31, 2012, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations.  For the three months ended March 31, 2012 and 2011, the Company had no related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

Note 4 - INCOME TAXES (CONTINUED)

The deferred tax asset not recognized is as follows :

	03/31/2012	12/31/2011

Unused tax loss brought forward	$4,124,891	$2,671,128
Unused tax loss for the period/year	238,299	1,654,520
Expenses not deductible for tax (share-based payment)	(81,189)	(200,757)

	$4,282,001	$4,124,891

Unrecognized deferred tax asset brought forward	1,031,223	667,782
Unrecognized deferred tax asset for the year (at PRC tax rate of 25%)	39,277	363,441

Unrecognized deferred tax asset carried forward	$1,070,500	$1,031,223
Less : valuation allowances	(1,070,500)	(1,031,223)

Deferred income tax benefit, net of valuation allowance	$-	$-

The Company has not recognized deferred tax asset in respect of PRC tax loss in these Consolidated Financial Statements as it is not more-likely-than-not that the future taxable profit against which loss can be utilized will be available to the entities operating in PRC.  The unrecognized tax loss as of December 31, 2011 that will be expiring in 2013, 2014, 2015 and 2016 are respectively $426,068, $648,473, $1,596,587 and $1,453,763.  The unrecognized tax loss incurred for three months ended March 31, 2012 of $157,110 (on top of the amount of unrecognized tax loss to December 31, 2011) will expire in 2017.

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

On December 27, 2011, the Company issued 18,000 shares of common stock to an independent party as payment for investor relations and financial media services for $4,500 (see Note 7) provided by that party.

As of March 31, 2012, the Company has a total of 32,281,063 shares of common stock and 3,558,046 shares of Series A Preferred Stock outstanding.

Solely for voting purposes, each share of Series A Preferred Stock shall be equivalent to ten (10) shares of Common Stock and all shares of Series A Preferred Stock shall vote together with the shares of Common Stock as a single class.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

Note 6 - ADDITIONAL PAID IN CAPITAL

Included in the balance of $5,815,844 as Additional Paid in Capital as of March 31, 2012, is an amount of $4,399,000 arose from two waivers of amount due to shareholders of which a waiver of $1,465,000 took place in December, 2009 and the other waiver of $2,934,000 took place in February, 2010.

On July 21, 2011, the Company obtained a financial undertaking from the holder of our preferred stock, Guoxing Wang, to inject funds in the amount of RMB10,000,000 (equivalent to $1,547,000) to HZ Ceetop as its working capital on or before December 31, 2011.  That shareholder further agreed that such capital injection will be interest free and he waived his entitlement to and right for repayment to the capital injected.  On August 8, 2011, there was a capital injection of RMB2,000,000 (equivalent to $312,412) received from that shareholder and was credited to Additional Paid in Capital of the Company.

Note 7 - SHARE BASED PAYMENTS

On July 12, 2011, the Company issued 2,900,000 shares of the Company’s common stock to Wuying Wang, Xiaoghua Jin, Lifang Yang and Qingxin Huang, four independent parties, in exchange for the market research and other advisory services pursuant to the terms of four consultancy agreements dated May 6, 2011, June 15, 2011, April 3, 2011 and May 5, 2011 respectively (“Consultancy Agreements”) (see Note 5).  The shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.31 per share and the total fair value of the shares issued was $899,000.  The fair value of the shares issued was based on the quoted market price of the Company’s shares as of July 12, 2011. The total fair value of the shares issued are recognized as a share-based payment expense over the period from date of the Consultancy Agreements to the consultancy services are completed.  The consultancy services are to be performed for two to three years.  For the three months ended March 31, 2012 the Company amortized $76,599 as share-based payment expense.  The unrecognized share-based payment expense of $626,144 as of March 31, 2012 will be amortized up to July 2014.  There is no tax benefit related to the share-based payment expense recognized.

On December 27, 2011, the Company issued 18,000 shares of the Company’s common stock to Capital Link, Inc., an independent party, in exchange for investor relations and financial media services provided by that party pursuant to the terms of service agreement dated November 9, 2011 (see Note 5).  The shares were fully vested and not subject to forfeiture when issued.  The fair value of the shares issued was $0.25 per share and total fair value of the shares issued was $4,500 and was recognized as a share-based payment expense when issued.  The fair value of the shares issued was based on the quoted market price of the Company’s shares as of December 27, 2011.  The Service Agreement is to be performed from December 1, 2011 to November 30, 2012 with a monthly retainer payable in the form of 9,000 common shares.  During the three months ended March 31, 2012, no share was issued to Capital Link, Inc.  However, the Company accrued $4,590 stock based compensation expense for this service at the stock prices measured at fair market value at the 5th day of each month (9,000 common shares at $0.25 per share, 9,000 common shares at $0.25 per share and 9,000 common shares at $0.01 per share).

Note 8 – STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves.  The allocation is 10 percent of the net income and the cumulative allocations are not to exceed 50 percent of the registered capital.  However, the laws do not prohibit enterprises allocate net income to this reserve after the limit of 50 per cent of registered capital has been reached.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2012 and December 31, 2011, the Company has not been allocated to these non-distributable reserve funds due to loss sustained in both years.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

Note 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Balances and movements of accumulated other comprehensive income, included in stockholders’ equity, at March 31, 2012 and December 31, 2011, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income

Balance at December 31, 2010	$53,020	$53,020
Change for the year	55,173	55,173

Balance at December 31, 2011	108,193	108,193
Change for 2012 Q1	6,952	6,952

Balance at March 31, 2012	$115,145	$115,145

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

Note 11 - LEASES

As at March 31, 2012, the Company had total future aggregate minimum lease payments under non-cancellable operating leases as follows:

03/31/2012

Within 1 year	$22,178
In the second year	18,925
In the third year	4,799
$45,902

As at March 31, 2012, the Company has two offices situated in Hangzhou and Shenzhen, PRC, respectively.  The operating leases for these two offices provide for monthly rental payments of $723 and $1,427 that are expiring in September, 2012 and June, 2014 respectively.  In respect of these two leases, the Company paid rental expenses of $5,715 for the three months ended March 31, 2012.

Note 12 – MAJOR CUSTOMERS AND CREDIT RISK

Two customers each accounted for more than 10% of accounts receivable at March 31, 2012, totaling 97%.  There was no customer that accounted for more than 10% of accounts receivable at December 31, 2011.  Two vendors each accounted for more than 10% of accounts payable, totaling 93% at March 31, 2012.  There was no vendor that accounted for more than 10% of accounts payable at December 31, 2011.

Four customers each accounted for more than 10% of sales amount for the three months ended March 31, 2012, totaling 55%.  There was no customer that accounted for more than 10% of sales amount for the three months ended March 31, 2011.  Two vendors each accounted for more than 10% of purchases amount for the three months ended March 31, 2012, totaling 41% of purchases.  There was no vendor that accounted for more than 10% of purchases amount for the three months ended March 31, 2011.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

Note 13 – SUBSEQUENT EVENTS

For the three months ended March 31, 2012, the Company has evaluated subsequent events for potential recognition and disclosure.

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

Comparison of Three Months Ended March 31, 2012 and 2011

The following table sets forth the results of our operations for the three months ended March 31, 2012 and 2011 indicated in U.S. dollars and as a percentage of net sales:

Three months ended March 31, 2012,
	2012		2011
	US Dollars	Percentage	US Dollars	Percentage
Sales, net	$1,310,025	100.00%	$3,452,378	100.0%
Cost of sales	(1,245,938)	95%	(3,238,696)	94%
Gross profit	64,087	5%	213,682	6%
Selling, general and administrative expenses	(221,362)	17%	(609,811)	17%
Loss from operations	(238,464)	18%	(396,129)	11%
Net (loss)	$(238,299)	18%	$(393,458)	1	1%

Net Sales

For the three months ended March 31, 2012, our net sales decreased to $1,310,025 from $3,452,378 for the three months ended March 31, 2011, representing a 62% decrease. This decrease in net sales was due to high competition in online shopping.  As such, the Company is transiting its sales from online retail sales to focus more on sales to relatively smaller number of distributors during the three months ended March 31, 2012.

Cost of Sales

For the three months ended March 31, 2012, our cost of sales decreased to $1,245,938 from $3,238,696 compared with the three months ended March 31, 2011, representing a 61% decrease. This decrease in cost of sales was mainly due to the decrease in sales.

Gross Profit. For the three months ended March 31, 2012, our gross profit decreased to $64,087 from $213,682 for the three months ended March 31, 2011, representing a 70% decrease. Our gross profit ratio decreased to 5% for the three months ended March 31, 2012 from 6% for the three months ended March 31, 2011. As the Company was transiting from online sales to focus on sales to distributors during the three months ended March 31, 2012, the Company managed to maintain roughly the same level of gross profit ratio as in the three months ended March 31, 2011.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $221,362 for the three months ended March 31, 2012 from $609,811 for the three months ended March 31, 2011, representing a 64% decrease.  This decrease was mainly due to the decrease in staff headcount and accordingly reduction in staff payroll from $387,056 for the three months ended March 31, 2011 to $100,219 for the three months ended March 31, 2012.

Net loss. Our net loss decreased to $238,299 for the three months ended March 31, 2012 from $393,458 for the three months ended March 31, 2011, representing a 40% decrease.

Liquidity and Capital Resources

As of March 31, 2012 and December 31, 2011, we had cash and cash equivalents of $262,296 and $855,713, respectively, primarily consisting of cash on hand and demand deposits.  To date, we have financed our operations primarily through cash flows from operations and capital contributions by our shareholders.

For the year ended December 31, 2011, our independent auditors, in their report on the financial statements, have indicated that the Company has experienced recurring losses from operations and may not have enough cash and working capital to fund its operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. Management has made a similar note in the financial statements.  As indicated herein, we have need of capital for the implementation of our business plan, and we will need additional capital for continuing our operations.  We do not have sufficient revenues to pay our expenses of operations.  Unless the Company is able to raise working capital, it is likely that the Company either will have to cease operations or substantially change its methods of operations or change its business plan.

Our cash flows for the three month periods are summarized as follows:

	Three months ended March 31,
	2012	2011
Net cash (used in) provided by operating activities	$(599,965)	$(118,914)
Net cash (used in) investing activities	-	-
Net cash provided by financing activities	-	50,171
Effect of exchange rate change on cash and cash equivalents	6,548	10,881
Net decrease in cash and cash equivalents	(593,417)	(57,862)
Cash and cash equivalents at beginning of period	855,713	2,671,162
Cash and cash equivalents at end of period	$262,296	$2,613,300

Operating activities

Net cash used in operating activities was $599,965 for the three months ended March 31, 2012, as compared to net cash used in operating activities of $118,914 for the three months ended March 31, 2011. The net cash used in operating activities for the three months ended March 31, 2012 consisted of the net loss of $238,299, adjustments for non-cash activities of $9,509, increase in accounts receivable of $134,035, increase in advances to suppliers of $357,168, increase in other receivable, deposits and prepayment of $11,077, increase in inventories of $65,071, the increase in accounts payable of $169,615 and decrease in accrued expense and other payable of $50,038.

Investing activities

No cash was used in investing activities for the three months ended March 31, 2012 and for the three months ended March 31, 2011.

Financing activities

No cash was provided by financing activities for the three months ended March 31, 2012, as compared to $50,171 net cash provided by financing activities for the three months ended March 31, 2011. Net cash provided by financing activities for the three months ended March 31, 2011 was attributable to cash received from merger with China Ceetop was attributable to capital injection from four shareholders of a subsidiary company prior to the reverse acquisition took place on January 27, 2011.

Notwithstanding we incurred a loss of $238,299 for the three months ended March 31, 2012 and had sustained accumulated loss of $4,563,947 at March 31, 2012, as a result of continued financial support from shareholders, we still has net equity of $776,737 as at March 31, 2012.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012. Their evaluation was carried out with the participation of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

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

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (2)

(1)   Filed herewith
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

CHINA CEETOP.COM, INC.
(Registrant)

By:	/s/ Weiliang Liu
Weiliang Liu
CEO, President, Secretary, and Director

Date:	May 21, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Weiliang Liu	CEO, President, Secretary, and Director	May 21, 2012
Weiliang Liu

/s/ Juqun Zhao	CFO, and Treasurer	May 21, 2012
Juqun Zhao