Form 10-Q
period 2012-06-30
China Ceetop.com, Inc.
filed 2012-08-20
CIK 1439254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2012

Commission File Number     000-32629

China Ceetop.com, Inc.
(Exact name of registrant as specified in charter)

Oregon	98-0408707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

A2803, Lianhe Guangchang, 5022 Binhe Dadao, Futian District, Shenzhen, China	518026
(Address of principal executive offices)	(Zip Code)

(86-755) 3336-6628
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 17, 2012, the Company had outstanding 32,281,063 shares of its common stock, par value $0.001.

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

PART I – FINANCIAL INFORMATION

CHINA CEETOP.COM, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

CHINA CEETOP.COM, INC.
CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
	Notes	2012	2011
		(Unaudited)	(Audited)

ASSETS

Current Assets

Cash and cash equivalents		$76,984	$855,713
Accounts receivable	3	282,639	96,931
Advances to suppliers	3	146,375	-
Deposits and other receivables		251,747	58,491
Inventories	3	1,039,078	194,344
Prepayments		5,456	4,629

Total Current Assets		1,802,279	1,210,108

Property and equipment, net	3	38,366	59,658

Total Assets		$1,840,645	$1,269,766

LIABILITIES AND STOCKHOLDERS' EQUITY

Current and Total Liabilities

Accounts payable		$169,732	$-
Deposits from customers		36,382	-
Amount due to a director	5	684,720	-
Accrued expenses and other payable		370,119	338,281

Total Current and Total Liabilities		1,260,953	338,281

Stockholders' Equity

Common stock, USD0.001 par value, 100,000,000 shares
authorized, 32,281,063 and 32,281,063 shares issued
and outstanding at June 30, 2012 and December 31,
2011 respectively	6	32,281	32,281
Preferred stock, USD0.001 par value, 3,558,046 shares
authorized, issued and outstanding	6	3,558	3,558
Additional paid-in capital	7	5,815,844	5,815,844
Common stock issued for prepaid service	8	(549,545)	(702,743)
Statutory reserve	9	-	-
Accumulated other comprehensive income	10	115,681	108,193
Accumulated deficit		(4,838,127)	(4,325,648)

Stockholders' Equity		579,692	931,485

Total Liabilities and Stockholders' Equity		$1,840,645	$1,269,766

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Sales, net	$1,333,633	$3,735,115	$2,643,658	$7,187,493

Cost of sales	(1,310,734)	(3,535,370)	(2,556,672)	(6,774,066)

Gross profit	22,899	199,745	86,986	413,427

Stock based compensation	(74,259)	-	(155,448)	-

Selling, general and administrative expenses	(223,571)	(537,630)	(444,933)	(1,147,441)

(Loss) from operations	(274,931)	(337,885)	(513,395)	(734,014)

Other Income
Interest income	19	2,095	184	4,263
Other income	732	509	732	1,012

Total other income	751	2,604	916	5,275

Net (loss)	$(274,180)	$(335,281)	$(512,479)	$(728,739)

Weighted average shares (including common shares and
non-convertible preferred shares) outstanding
Basic - note 3)	35,839,109	32,921,109	35,839,109	32,796,620
Diluted - note 3)	35,839,109	32,921,109	35,839,109	32,796,620

Net (loss) per share (include common shares and
non-convertible preferred shares)
Basic - note 3)	$(0.0077)	$(0.0102)	$(0.0143)	$(0.0222)
Diluted - note 3)	$(0.0077)	$(0.0102)	$(0.0143)	$(0.0222)

Net (loss)	$(274,180)	$(335,281)	$(512,479)	$(728,739)
Other comprehensive income	536	20,563	7,488	32,105

Comprehensive (loss)	$(273,644)	$(314,718)	$(504,991)	$(696,634)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(512,479)	$(728,739)
Adjustments to reconcile net loss to net cash provided
by/(used in) operating activities :
Depreciation	21,729	25,480
Share-based payment expense	155,448	-
Provision for doubtful accounts	-	1,566
Reversal of provision previously recognised	-	(1,012)
Changes in operating assets and liabilities :
Accounts receivable	(185,708)	(110,642)
Advances to suppliers	(146,375)	-
Other receivable, deposits and prepayment	(194,083)	(3,879)
Inventories	(844,734)	(148,380)
Accounts payable	169,732	(32,098)
Deposits from customers	36,382	-
Accrued expense and other payable	29,588	33,904

Net cash used in operating activities	(1,470,500)	(963,800)

CASH FLOW FROM FINANCING ACTIVITIES
Advance from a director	684,720	-
Merge with China Ceetop	-	50,171

Net cash provided by in financing activities	684,720	50,171

Effect of exchange rate changes on cash and cash equivalents	7,051	30,287

Net (decrease)/increase in cash and cash equivalents	(778,729)	(883,342)

Cash and cash equivalents, beginning balance	855,713	2,671,162

Cash and cash equivalents, ending balance	$76,984	$1,787,820

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Preferred Stock
						Common	Accumulated
					Additional	stock issued	other		Total
	Stock		Stock		paid-in	for prepaid	comprehensive	(Accumulated	stockholders
	outstanding	Amount	outstanding	Amount	capital	service	income/(loss)	loss)	equity

Balance January 1, 2011	28,496,427	$28,496	$3,558,046	$3,558	$4,563,546	$-	$53,020	$(2,671,128)	$1,977,492

Foreign currency translation adjustments - note 10)	-	-	-	-	-	-	55,173	-	55,173

Merge with China Ceetop - note 1)	866,636	867	-	-	39,304	-	-	-	40,171

Capital injection from a shareholder - note 7)	-	-	-	-	312,412	-	-	-	312,412

Issuance of common stock for prepaid service - notes 6, 8)	2,900,000	2,900	-	-	896,100	(899,000)	-	-	-

Amortisation of common stock for prepaid service - note 8)	-	-	-	-	-	196,257	-	-	196,257

Issuance of common stock for consultancy service - notes 6, 8)	18,000	18	-	-	4,482	-	-	-	4,500

Loss for the year ended December 31	-	-	-	-	-	-	-	(1,654,420)	(1,654,520)

Balance December 31, 2011	32,281,063	32,281	3,558,046	3,558	5,815,844	(702,743)	108,193	(4,325,648)	931,485

Foreign currency translation adjustments - note 10)	-	-	-	-	-	-	7,488	-	7,488

Amortisation of common stock for prepaid service - note 8)	-	-	-	-	-	153,198	-	-	153,198

Loss for the six months ended June 30, 2012	-	-	-	-	-	-	-	(512,479)	(512,479)

Balance June 30, 2012	32,281,063	$32,281	3,558,046	$3,558	$5,815,844	$(549,545)	$115,681	$(4,838,127)	$579,692

The accompanying notes are an integral part of these consolidated financial statements

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

Note 1 – ORGANIZATION

China Ceetop.com, Inc. (the “Company” or “China Ceetop”) was incorporated in Oregon on February 18, 2003 under the name of GL Gold Inc..  On June 6, 2003 the Company filed an amendment with the State of Oregon changing its name to Oregon Gold, Inc..  On January 7, 2011 Oregon Gold Inc. changed its name to China Ceetop.com, Inc..

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

Since Surry, Westow, SZ Ceetop and HZ Ceetop were under common control of a controlling party both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting.  The consolidated financial statements have been prepared on the basis as if Surry had always been the holding company of Westow, SZ Ceetop and HZ Ceetop and this group structure had been in existence throughout the six months ended June 30, 2012 and year ended December 31, 2011 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

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

The Company operates in a single reportable segment, the principal activities of the Company are engaged in the provision of an online platform for distribution of 3C products (computers/communications/consumer electronics) in the PRC by way of a website named www.ceetop.com mainly through its wholly owned legal subsidiaries HZ Ceetop and SZ Ceetop.  With effect from the three months ended March 31, 2012, the Company also traded in 3C products outside the online platform.

These Consolidated Financial Statements present the Company and its subsidiaries on a historical basis.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

Note 2 - GOING CONCERN

The accompanying unaudited Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying Consolidated Financial Statements, the Company incurred net losses of $512,479 and $274,180 for the six and three months ended June 30, 2012 respectively, and has accumulated deficit of $4,838,127 at June 30, 2012.  Although as mentioned in Note 6 “Additional Paid in Capital”, a major shareholder of the Company has undertaken to inject funds in the amount of RMB10,000,000 (equivalent to $1,547,000) to HZ Ceetop as its working capital on or before December 31, 2011.  However, up to June 30, 2012, only RMB2,000,000 (equivalent to $312,412) was injected by that major shareholder and at the same time of injection was waived for repayment by that shareholder so that the amount $312,412 was credited to additional paid in capital.  Management is unable to ascertain when the balance of RMB8,000,000 (equivalent to $1,234,588) would be injected to the Company.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These Unaudited Consolidated Financial Statements were prepared by the Company pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to present fairly the operating results for the respective periods.  Certain information and footnote disclosures normally present in Annual Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations.  These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and footnotes for the year ended December 31, 2011.  The results for six months ended June 30, 2012, are not necessary indicative of the results to be expected for the full year ending December 31, 2012.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company adopted the new accounting guidance (“Codification”) on July 1, 2009. For the six months ended June 30, 2012, all reference for periods subsequent to July 1, 2009 are based on the codification. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in the United States Dollars (“USD”).

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

A business combination involving entities or businesses under common control is a business combination in which all of the combining entities or businesses are ultimately controlled by the same party or parties both before and after the business combination, and that control is not transitory. Such business combinations are referred to as common control combinations which are in line with U.S. GAAP.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment

As of June 30, 2012 and December 31, 2011, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”).  Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the Codification, with the CNY as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six months and three months ended June 30, 2012 and 2011 included net income and foreign currency translation adjustments.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type as of June 30, 2012 and December 31, 2011.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contingencies (continued)

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of June 30, 2012 and December 31, 2011.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collation history.   Allowances for doubtful accounts as of June 30, 2012 and December 31, 2011 were $1,088 and $1,080, respectively.

Advances to suppliers

The Company advances to certain vendors for purchase of goods.  The advances to suppliers are interest free and unsecured.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.  As of June 30, 2012 and December 31, 2011, inventories consist of the following :

	06/30/2012	12/31/2011

Finished goods	$1,039,078	$194,344

Prior to the three months ended March 31, 2012, the Company only engaged in the provision of an online platform for distribution of 3C products.  As a result of high competition in online shopping, since the three months ended March 31, 2012 the Company is transiting its sales from online retail sales to focus more on sales to relatively smaller number of distributors.  At June 30, 2012, the Company therefore maintained a much higher level of inventory of finished goods as compared with last year.

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

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant & Equipment  (continued)

As of June 30, 2012 and December 31, 2011 Property, Plant & Equipment consist of the following:

	06/30/2012	12/31/2011

Office equipment	265,828	263,983
Accumulated depreciation	(227,462)	(204,325)

	$38,366	$59,658

Depreciation expense for the six months ended June 30, 2012 and 2011 was $21,729 and $25,480, respectively.

Depreciation expense for the three months ended June 30, 2012 and 2011 was $12,220 and $12,802, respectively.

Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2012 and December 31, 2011, there were no impairments of its long-lived assets.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising.  The Company expenses all advertising costs as incurred.  For the six months and three months ended June 30, 2012 and 2011, the Company did not incur any advertising expenses.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and Handling costs

Shipping and handling costs consist primarily of freight charges and packaging charges for delivery of goods to the customers and are included in selling, general and administrative expenses.  The Company expenses all shipping and handling costs when they are incurred.  For the six months ended June 30, 2012 and 2011, the Company incurred freight charges of $1,320 and $59,176 respectively, and no packaging charges were accounted for both six months period.  For the three months ended June 30, 2012 and 2011, the Company incurred freight charges of $Nil and $29,463 respectively and no packaging charges were accounted for both three months period.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At June 30, 2012 and December 31, 2011, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Statement of Cash Flows

In accordance with SFAS 95 “Statement of Cash Flows”, codified in FASB ASC Topic 230, cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Share-Based payment

Share-based payment is accounted for based on the FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”) and Emerging Issue Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and Emerging Issue Task Force 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” (“EITF 00-18”) (codified in FASB ASC Topic 505-50).  The Company recognized in the Consolidated Statements of Income and Comprehensive Income the fair value of shares, stock options and other equity-based compensation issued to non-employees when the service provided by non-employees is completed, or the date when the shares were issued (provided that the shares issued are fully vested and not subject to forfeiture) with the prepaid services presented as contra equity.  This is in accordance with the consensus reached in EITF 00-18 that in the event that a note or receivable is acquired in exchange for the fully vested, non-forfeitable equity instruments, the note or receivable should be displayed as contra-equity by the granter.  The Company as granter interprets that the term “receivable” also embraces prepaid service fees. For employees, the Company recognized in the Consolidated Statements of Income and Comprehensive Income the grant date of the shares, stock options and other equity-based compensation over the requisite service period.  In respect of the service agreement the Company entered into with a service provider for provision of investor relations and financial media service, the service provider is compensated for 9,000 common shares of the Company no later than the 5th day of and for each month over the period of the agreement.  In accordance with the consensus reached in EITF 96-18, the Company recognized in the Consolidated Statement of Income and Comprehensive Income the fair value of each 9,000 common shares issued to the service provider each month as share based payment on the same basis in the same period and in the same manner as if the Company had paid cash for the service rendered by the service provider instead of paying with equity instruments (common shares) of the Company in each month and that the measurement date of the fair value of each 9,000 common shares issued to the service provider will be the issue date which is before the 5th day of each month.

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
JUNE 30, 2012
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued ASU2012-02, Intangibles-Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible assets to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment test performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

As of June 30, 2012, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 4 - INCOME TAXES

The Company operates in more than one jurisdictions with the main operations conducted in PRC and virtually no activities in USA with complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities. The Company evaluates its tax positions and establishes liabilities, if required.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) through December 31, 2007 is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax.  As from January 1, 2008 onwards, the EIT is at a statutory rate of 25%.

Uncertain Tax Positions
Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations. For the six months and three months ended June 30, 2012 and 2011, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

The deferred tax asset not recognized is as follows :

	06/30/2012	12/31/2011

Unused tax loss brought forward	$4,124,891	$2,671,128
Unused tax loss for the period/year	512,479	1,654,520
Expenses not deductible for tax (share-based payment)	(155,448)	(200,757)

	$4,481,922	$4,124,891

Unrecognized deferred tax asset brought forward	1,031,223	667,782
Unrecognized deferred tax asset for the year (at PRC tax rate of 25%)	89,257	363,441

Unrecognized deferred tax asset carried forward	$1,120,480	$1,031,223
Less : valuation allowances	(1,120,480)	(1,031,223)

Unrecognized deferred tax asset carried forward	$-	$-

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

Note 4 - INCOME TAXES (CONTINUED)

The Company has not recognized deferred tax asset in respect of PRC tax loss in these Consolidated Financial Statements as it is not more-likely-than-not that the future taxable profit against which loss can be utilized will be available to the entities operating in PRC.  The unrecognized tax loss as of December 31, 2011 that will be expiring in 2013, 2014, 2015 and 2016 are respectively $426,068, $648,473, $1,596,587 and $1,453,763.  The unrecognized tax loss incurred for six months ended June 30, 2012 of $357,031 (on top of the amount of unrecognized tax loss to December 31, 2011) will expire in 2017.

Note 5 - COMMON STOCK AND PREFERRED STOCK

The Company is authorized to issue up to 100,000,000 shares of common stock of par value of $0.001 per share and 3,558,046 shares of Series A preferred stock of par value of $0.001 per share.  As detailed in note 1 above, on January 27, 2011, the Company effected a reverse stock split such that the number of all existing outstanding shares of common stock were reduced from 19,900,100 to 866,636 on a 23 to 1 basis.  At the same time, pursuant to the Share Exchange Agreement, Surry became a wholly-owned subsidiary of the Company through issuance of 28,496,427 shares of common stock of par value of $0.001 per share and 3,558,046 shares of Series A preferred stock of par value of $0.001 per share.

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

As of June 30, 2012, the Company has a total of 32,281,063 shares of common stock and 3,558,046 shares of Series A Preferred Stock outstanding.

Solely for voting purposes, each share of Series A Preferred Stock shall be equivalent to ten (10) shares of Common Stock and all shares of Series A Preferred Stock shall vote together with the shares of Common Stock as a single class.

Note 6 - ADDITIONAL PAID IN CAPITAL

Included in the balance of $5,185,844 as of June 30, 2012, is an amount $4,399,000 arose from two waivers of amount due to shareholders took place in December, 2009 of $1,465,000 and February, 2010 of $2,934,000.

On July 21, 2011, the Company obtained a financial undertaking from the holder of our preferred stock, Guoxing Wang, to inject funds in the amount of RMB10,000,000 (equivalent to $1,547,000) to HZ Ceetop as its working capital on or before December 31, 2011.  That shareholder further agreed that such capital injection will be interest free and he waived his entitlement to and right for repayment to the capital injected.  On August 8, 2011, there was a capital injection of RMB 2,000,000 (equivalent to $312,412) received from that shareholder and was credited to Additional Paid in Capital of the Company.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

Note 7 - SHARE BASED PAYMENTS

On July 12, 2011, the Company issued 2,900,000 shares of the Company’s common stock to Wuying Wang, Xiaoghua Jin, Lifang Yang and Qingxin Huang, four independent parties, in exchange for market research and other advisory services from them pursuant to the terms of four consultancy agreements dated May 6, 2011, June 15, 2011, April 3, 2011 and May 5, 2011 respectively (“Consultancy Agreements”) (see Note 5).  The shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.31 per share and the total fair value of the shares issued was $899,000.  The fair value of the shares issued was based on the quoted market price of the Company’s shares as of July 12, 2011. The total fair value of the shares issued are recognized as a share-based payment expense over the period from the date of the Consultancy Agreements to the consultancy services are completed.  The consultancy services are to be performed for two to three years.  For the six and three months ended June 30, 2012 the Company amortized $153,198 and $76,599 as share-based payment expense respectively.  The unrecognized share-based payment expense of $549,545 as of June 30, 2012 will be amortized up to July 2014.  There is no tax benefit related to the share-based payment expense recognized.

On December 27, 2011, the Company issued 18,000 shares of the Company’s common stock to Capital Link, Inc., an independent party, in exchange for investor relations and financial media services provided by that party pursuant to the terms of service agreement dated November 9, 2011 (see Note 5).  The shares were fully vested and not subject to forfeiture when issued.  The fair value of the shares issued was $0.25 per share and total fair value of the shares issued was $4,500 and was recognized as a share-based payment expense when issued.  The fair value of the shares issued was based on the quoted market price of the Company’s shares as of December 27, 2011.  The Service Agreement was to be performed from December 1, 2011 to November 30, 2012 with a monthly retainer payable in the form of 9,000 common shares.  During the six months ended June 30, 2012, no share was issued to Capital Link, Inc..  However, both parties signed an early termination agreement on August 14, 2012 agreeing that the effective date of termination of the agreement was February 01, 2012.  The Company accrued $2,250 stock based compensation expense for this service (based on stock price measured at fair market value at the 5th day of January, 2012 (9,000 common shares at $0.25 per share).

Note 8 – STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves.  The allocation is 10 percent of the net income and the cumulative allocations are not to exceed 50 percent of the registered capital.  However, the laws do not prohibit enterprises allocate net income to this reserve after the limit of 50 per cent of registered capital has been reached.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2012 and December 31, 2011, the Company has not been allocated to these non-distributable reserve funds due to loss sustained in both years.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

Note 9 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Balances of related after-tax components comprising accumulated other comprehensive loss, included in stockholders’ equity, at June 30, 2012 and December 31, 2011, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income/(Loss)

Balance at December 31, 2010	$53,020	$53,020
Change for the 2011	55,173	55,173

Balance at December 31, 2011	108,193	108,193
Change for 2012 Q1	6,952	6,952

Balance at March 31, 2012	115,145	115,145
Change for 2012 Q2	536	536

Balance at June 30, 2012	$115,681	$115,681

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

Note 11 - LEASES

As at June 30, 2012, the Company had total future aggregate minimum lease payments under non-cancellable operating leases as follows:

06/30/2012

Within 1 year	$20,285
In the second year	19,208
In the third year	-

$39,493

As at June 30, 2012, the Company has two offices situated in Hangzhou and Shenzhen, PRC, respectively.  The operating leases for these two offices provide for monthly rental payments of $721 and $1,405 that are expiring in September, 2012 and June, 2014 respectively.  In respect of these two leases, the Company paid rental expenses of $10,952 and $24,774 for the six months ended June 30, 2012 and 2011 respectively.  For the three months ended June 30, 2012 and 2011, the Company paid rental expenses of $5,237 and $12,447 respectively.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

Note 12 – MAJOR CUSTOMERS AND CREDIT RISK

Two customers each accounted for more than 10% of accounts receivable at June 30, 2012, totaling 99%.  Two customers each accounted for more than 10% of accounts receivable at December 31, 2011, totaling 52%.  Two vendors each accounted for more than 10% of accounts payable, totaling 93% at June 30, 2012.  There was no vendor that accounted for more than 10% of accounts payable at December 31, 2011.

Three customers each accounted for more than 10% of sales amount for the three months ended June 30, 2012, totaling 64%.  There was no customer that accounted for more than 10% of sales amount for the three months ended June 30, 2011.  Three vendors each accounted for more than 10% of purchases amount for the three months ended June 30, 2012, totaling 62% of purchases.  One vendor that accounted for more than 10% of purchases amount for the three months ended June 30, 2011, totaling 11% of purchases.

Note 13 – SUBSEQUENT EVENTS

For the six months ended June 30, 2012, the Company has evaluated subsequent events for potential recognition and disclosure.

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

Comparison of Three Months and Six Months Ended June 30, 2012 and 2011

The following table sets for the results of our operations for the three months and six months ended June 30, 2012 and 2011 indicated in U.S. dollars and as a percentage of net sales:

	Three months ended June 30, 2012,
	2012		2011
	US Dollars	Percentage	US Dollars	Percentage
Sales, net	$1,333,633	100.00%	$3,735,115	100.0%
Cost of sales	(1,310,734)	98%	(3,535,370)	95%
Gross profit	22,899	2%	199,745	5%
Selling, general and administrative expenses	(223,571)	17%	(537,630)	14%
Loss from operations	(274,931)	21%	(337,885)	9%
Net (loss)	$(274,180)	21%	$(335,281)	9%

	Six months ended June 30, 2012,
	2012		2011
	US Dollars	Percentage	US Dollars	Percentage
Sales, net	$2,643,658	100.00%	$7,187,493	100.0%
Cost of sales	(2,556,672)	97%	(6,774,066)	94%
Gross profit	86,986	3%	413,427	6%
Selling, general and administrative expenses	(444,933)	17%	(1,147,441)	16%
Loss from operations	(513,395)	19%	(734,014)	10%
Net (loss)	$(512,479)	19%	$(728,739)	10%

Net Sales

For the three months ended June 30, 2012, our net sales decreased to $1,333,633 from $3,735,115 for the three months ended June 30, 2011, representing a 64% decrease. This decrease in net sales was due to high competition in online shopping.  As such, the Company is transitioning its sales from online retail sales to focus more on sales to relatively smaller number of distributors during the three months ended June 30, 2012.

For the six months ended June 30, 2012, our net sales decreased to $2,643,658 from $7,187,493 for the six months ended June 30, 2011, representing a 63% decrease. This decrease in net sales was due to high competition in online shopping.  As such, the Company is transitioning its sales from online retail sales to focus more on sales to relatively smaller number of distributors during the six months ended June 30, 2012.

Cost of Sales

For the three months ended June 30, 2012, our cost of sales decreased to $1,310,734 from $3,535,370 compared with the three months ended June 30, 2011, representing a 63% decrease. This decrease in cost of sales was mainly due to the decrease in sales.

For the six months ended June 30, 2012, our cost of sales decreased to $2,556,672 from $6,774,066 compared with the six months ended June 30, 2011, representing a 62% decrease. This decrease in cost of sales was mainly due to the decrease in sales.

Gross Profit.

For the three months ended June 30, 2012, our gross profit decreased to $22,899 from $199,745 for the three months ended June 30, 2011, representing a 89% decrease. Our gross profit ratio decreased to 2% for the three months ended June 30, 2012 from 5% for the three months ended June 30, 2011. The decrease in gross profit ratio was a result of the transition of our business from online sales to sales to distributors during the three months ended June 30, 2012.

For the six months ended June 30, 2012, our gross profit decreased to $86,986 from $413,427 for the six months ended June 30, 2011, representing a 79% decrease. Our gross profit ratio decreased to 3% for the six months ended June 30, 2012 from 6% for the six months ended June 30, 2011. The decrease in gross profit ratio was a resulted of the transition of business from online sales to sales to distributors during the six months ended June 30, 2012.

Selling, General and Administrative Expenses.

Our selling, general and administrative expenses decreased to $223,571 for the three months ended June 30, 2012 from $537,630 for the three months ended June 30, 2011, representing a 58% decrease.  This decrease was mainly due to the decrease in staff headcount and accordingly, a reduction in staff payroll from $330,697 for the three months ended June 30, 2011 to $50,365 for the three months ended June 30, 2012.

Our selling, general and administrative expenses decreased to $444,933 for the six months ended June 30, 2012 from $1,147,441 for the six months ended June 30, 2011, representing a 61% decrease.  This decrease was mainly due to the decrease in staff headcount and accordingly, a reduction in staff payroll from $717,753 for the three months ended June 30, 2011 to $150,584 for the six months ended June 30, 2012.

Net Loss.

Our net loss decreased to $274,180 for the three months ended June 30, 2012 from $335,281 for the three months ended June 30, 2011, representing an 18% decrease.

Our net loss decreased to $512,479 for the six months ended June 30, 2012 from $728,739 for the six months ended June 30, 2011, representing a 30% decrease.

Liquidity and Capital Resources

As of June 30, 2012 and December 31, 2011, we had cash and cash equivalents of $76,984 and $855,713, respectively, primarily consisting of cash on hand and demand deposits.  To date, we have financed our operations primarily through cash flows from operations, capital contributions by our shareholders and advance from a director.

For the year ended December 31, 2011, our independent auditors, in their report on the financial statements, have indicated that the Company has experienced recurring losses from operations and may not have enough cash and working capital to fund its operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. Furthermore, since the three months ended March 31, 2012, the Company started to transit its sales from online retail sales to focusing more sales to relatively smaller number of distributors. As a result of the transition, the Company has to stock a much higher level of finished goods. At June 30, 2012, the Company maintained a finished goods inventory stock of $1,039,078 as compared with $194,344 at December 31, 2011 in line with the Company’s budgeted sales in the next months. This adds negative impact to the Company’s cash flows even though 40% of the finished goods were sold in July 2012 subsequent to the balance sheet date in line with the Company’s budgeted sales. Management has made a similar note in the financial statements.  As indicated herein, we have need of capital for the implementation of our business plan, and we will need additional capital for continuing our operations.  We do not have sufficient revenues to pay our expenses of operations.  Unless the Company is able to raise working capital, it is likely that the Company either will have to cease operations or substantially change its methods of operations or change its business plan notwithstanding that in the six months ended June 30, 2012, a director advanced an unsecured, interest free loan with no fixed terms of repayment of $684,720 to the Company.

Our cash flows for the six month periods are summarized as follows:

	Six months ended June 30,
	2012	2011
Net cash (used in) provided by operating activities	$(1,470,500)	$(963,800)
Net cash (used in) investing activities	-	-
Net cash provided by financing activities	684,720	50,171
Effect of exchange rate change on cash and cash equivalents	7,051	30,287
Net decrease in cash and cash equivalents	(778,729)	(883,342)
Cash and cash equivalents at beginning of period	855,713	2,671,162
Cash and cash equivalents at end of period	$76,984	$1,787,820

Operating activities

Net cash used in operating activities was $1,470,500 for the six months ended June 30, 2012, as compared to net cash used in operating activities of $963,800 for the six months ended June 30, 2011. The net cash used in operating activities for the six months ended June 30, 2012 consisted of the net loss of $512,479, adjustments for non-cash activities of $21,729, increase in accounts receivable of $185,708, increase in advances to suppliers of $146,375, increase in other receivable, deposits and prepayment of $194,083, increase in inventories of $844,734, increase in accounts payable of $169,615, increase in deposits from customers of $36,382 and increase in accrued expense and other payable of $29,588.

Investing activities

No cash was used in investing activities for the six months ended June 30, 2012 and for the six months ended June 30, 2011.

Financing activities

$684,720 net cash was provided by financing activities for the six months ended June 30, 2012, as compared to $50,171 net cash provided by financing activities for the six months ended June 30, 2011. Net cash provided by financing activities for the six months ended June 30, 2012 was attributable to cash received from one of the shareholders of the Company during this period. Net cash provided by financing activities for the three months ended March 31, 2011 was attributable to cash received on the merger with China Ceetop and was attributable to capital injection from four shareholders of a subsidiary company prior to the reverse acquisition took place on January 27, 2011.

Notwithstanding the foregoing, we incurred a loss of $512,479 for the six months ended June 30, 2012 and had sustained accumulated loss of $4,838,127 at June 30, 2012, and we still have net equity of $579,692 as at June 30, 2012.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012. Their evaluation was carried out with the participation of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (2)

(1)   Filed herewith
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

CHINA CEETOP.COM, INC.
(Registrant)

By:	/s/ Weiliang Liu
Weiliang Liu
CEO, President, Secretary, and Director

Date:	August 19, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Weiliang Liu	CEO, President, Secretary, and Director	August 19, 2012
Weiliang Liu

/s/ Juqun Zhao	CFO, and Treasurer	August 19, 2012
Juqun Zhao