Form 10-Q
period 2012-09-30
China Ceetop.com, Inc.
filed 2012-11-14
CIK 1439254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2012, the Company had outstanding 24,866,246 shares of its common stock, par value $0.001.

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

PART I – FINANCIAL INFORMATION

CHINA CEETOP.COM, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

CHINA CEETOP.COM, INC.
CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
	Notes	2012	2011
		(Unaudited)	(Audited)

ASSETS

Current Assets

Cash and cash equivalents		$13,250	$855,713
Accounts receivable	3	303,247	96,931
Advances to suppliers	3	157,098	-
Deposits and other receivables		236,606	58,491
Inventories	3	980,192	194,344
Prepayments		5,222	4,629

Total Current Assets		1,695,615	1,210,108

Non-current assets

Property and equipment, net	3	26,115	59,658

Total Assets		$1,721,730	$1,269,766

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Deposits from customers		$64,936	$-
Amount due to a director	5	844,206	-
Accrued expenses and other payable		307,043	338,281

Total Liabilities		1,216,185	338,281

Stockholders' Equity

Common stock, USD0.001 par value, 100,000,000 shares
authorized, 24,866,246 and 32,281,063 shares issued
and outstanding at September 30, 2012 and December 31,
2011 respectively	6	24,866	32,281
Preferred stock, USD0.001 par value, Nil and 3,558,046
shares authorized, issued and outstanding at September 30,
2012 and December 31, 2011 respectively	6	-	3,558
Additional paid-in capital	7	5,827,537	5,815,844
Common stock issued for prepaid service	8	(472,104)	(702,743)
Statutory reserve	9	-)	-
Accumulated other comprehensive income	10	114,651	108,193
Accumulated deficit		(4,989,405	(4,325,648)

Stockholders' Equity		505,545	931,485

Total Liabilities and Stockholders' Equity		$1,721,730	$1,269,766

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Sales, net	$1,244,458	$3,214,882	$3,888,116	$10,402,375

Cost of sales	(1,227,218)	(3,057,157)	(3,783,890)	(9,831,223)

Gross profit	17,240	157,725	104,226	571,152
Stock based compensation	(75,911	-	(231,359)	-
Selling, general and administrative expenses	(95,892)	(629,000)	(540,825)	(1,776,441)

(Loss) from operations	(154,563)	(471,275)	(667,958)	(1,205,289)

Other Income
Interest income	14	1,906	198	6,169
Other income	3,271	1,063	4,003	2,075

Total other income	3,285	2,969	4,201	8,244

Net (loss)	$(151,278)	$(468,306)	$(663,757)	$(1,197,045)

Weighted average shares (including common shares and
non-convertible preferred shares) outstanding
Basic - note 3)	32,739,354	35,474,370	34,798,315	33,699,012
Diluted - note 3)	32,739,354	35,474,370	34,798,315	33,699,012

Net (loss) per share (include common shares and
non-convertible preferred shares)
Basic - note 3)	$(0.0046)	$(0.0132)	$(0.0191)	$(0.0355)
Diluted - note 3)	$(0.0046)	$(0.0132)	$(0.0191)	$(0.0355)

Net (loss)	$(151,278	$(468,306)	$(663,757)	$(1,197,045)
Other comprehensive income - foreign currency translation adjustment	(1,030)	11,909	6,458	44,014

Comprehensive (loss)	$(152,308)	$(456,397)	$(657,299)	$(1,153,031)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(663,757)	$(1,197,045)
Adjustments to reconcile net loss to net cash provided
by/(used in) operating activities :
Depreciation	33,926	38,450
Share-based payment expense	231,359	118,817
Provision for doubtful accounts	-	1,385
Reversal of provision previously recognized	-	(503)
Changes in operating assets and liabilities :
Accounts receivable	(206,316)	(174,983)
Advances to suppliers	(157,098)	-
Other receivable, deposits and prepayments	(178,708)	78,119
Inventories	(785,848)	(80,766)
Amount due from related parties	-	50,000
Accounts payable	-	(264,298)
Deposits from customers	64,936	-
Accrued expense and other payable	(31,238)	(31,963)

Net cash used in operating activities	(1,692,744)	(1,462,787)

CASH FLOW FROM FINANCING ACTIVITIES
Advance from a director	844,206	-
Merge with China Ceetop	-	50,171
Capital injection from shareholders	-	312,412

Net cash provided by financing activities	844,206	362,583

Effect of exchange rate changes on cash and cash equivalents	6,075	41,432

Net decrease in cash and cash equivalents	(842,463)	(1,058,772)

Cash and cash equivalents, beginning balance	855,713	2,671,162

Cash and cash equivalents, ending balance	$13,250	$1,612,390

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Preferred Stock		Additional paid-in	Common stock issued for prepaid	Accumulated other comprehensive	(Accumulated	Total stockholders
	Stock		Stock
	outstanding	Amount	outstanding	Amount	capital	service	income/(loss)	loss)	equity

Balance January 1, 2011	$28,496,427	$28,496	$3,558,046	$3,558	$4,563,546	$-	$53,020	$(2,671,128)	$1,977,492

Foreign currency translation
adjustments - note 10)	-	-	-	-	-	-	55,173	-	55,173

Merge with China Ceetop - note 1)	866,636	867	-	-	39,304	-	-	-	40,171

Capital injection from a shareholder
- note 7)	-	-	-	-	312,412	-	-	-	312,412

Issuance of common stock for
prepaid service - notes 6, 8)	2,900,000	2,900	-	-	896,100	(899,000)	-	-	-

Amortisation of common stock
for prepaid service - note 8)	-	-	-	-	-	196,257	-	-	196,257

Issuance of common stock for
consultancy service - notes 6, 8)	18,000	18	-	-	4,482	-	-	-	4,500

Loss for the year ended December 31	-	-	-	-	-	-	-	(1,654,520)	(1,654,520)

Balance December 31, 2011	32,281,063	32,281	3,558,046	3,558	5,815,844	(702,743)	108,193	(4,325,648)	931,485

Foreign currency translation
adjustments - note 10)	-	-	-	-	-	-	6,458	-	6,458

Amortisation of common stock for
prepaid service - note 8)	-	-	-	-	-	230,639	-	-	230,639

Issuance of common stock for
consultancy service - notes 6, 8)	9,000	9	-	-	711	-	-	-	720

Cancellation of shares - note 6)	(7,423,817)	(7,424)	(3,558,046)	(3,558)	10,982	-	-	-	-

Loss for the nine months ended
September 30, 2012	-	-	-	-	-	-	-	(663,757)	(663,757)

Balance September 30, 2012	$24,866,246	$24,866	$-	$-	$5,827,537	$(472,104)	$114,651	$(4,989,405)	$505,545

The accompanying notes are an integral part of these consolidated financial statements

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

Since Surry, Westow, SZ Ceetop and HZ Ceetop were under common control of a controlling party both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting.  The consolidated financial statements have been prepared on the basis as if Surry had always been the holding company of Westow, SZ Ceetop and HZ Ceetop and this group structure had been in existence throughout the nine months ended September 30, 2012 and year ended December 31, 2011 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

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

The Company operates in a single reportable segment.  The principal activities of the Company are engaged in the provision of an online platform for distribution of 3C products (computers/communications/consumer electronics) in the PRC by way of a website named www.ceetop.com mainly through its wholly owned legal subsidiaries HZ Ceetop and SZ Ceetop.  With effect from the three months ended March 31, 2012, the Company also traded in 3C products outside the online platform.

These Consolidated Financial Statements present the Company and its subsidiaries on a historical basis.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

Note 2 - GOING CONCERN

The accompanying unaudited Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying Consolidated Financial Statements, the Company incurred net losses of $663,757 and $151,278 for the nine and three months ended September 30, 2012 respectively, and has accumulated deficit of $4,989,405 at September 30, 2012.  Although as mentioned in Note 7 “Additional Paid in Capital”, a major preferred stock shareholder of the Company had undertaken to inject funds in the amount of RMB10,000,000 (equivalent to $1,547,000) to HZ Ceetop as its working capital on or before December 31, 2011.  However, up to September 30, 2012, only RMB 2,000,000 (equivalent to $312,412) was injected by that major shareholder and at the same time of injection was waived for repayment by that shareholder so that the amount $312,412 was credited to additional paid in capital.  Management is unable and in particular following returning and cancellation of all preferred stock for no consideration on September 5, 2012 (note 6) to ascertain when the balance of RMB 8,000,000 (equivalent to $1,234,588) would be injected to the Company.  During the nine months ended September 30, 2012, the cash and bank balances were significantly decreased from $855,713 to $13,250 resulting in the drop of liquidity ratio of the Company to 0.59 at September 30, 2012.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations notwithstanding that a director advanced a total sum of $844,206 to the Company (note 5) during the nine months ended September 30, 2012.  During the three months ended September 30, 2012, a verbal agreement was reached by the Government of Guiyang (the “Government”) and the Company.  Under the terms of agreement, the Government will provide subsidies to the Company amounting to RMB 10,000,000 in three consecutive years to encourage the Company establish the business in the city in order to enhance the economic development of the city.  However, the subsidy to the Company from the proposed agreement is remote as the agreement had not been signed by both parties so far.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These Unaudited Consolidated Financial Statements were prepared by the Company pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to present fairly the operating results for the respective periods.  Certain information and footnote disclosures normally present in Annual Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations.  These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and footnotes for the year ended December 31, 2011.  The results for nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company adopted the new accounting guidance (“Codification”) on July 1, 2009. For the nine months ended September 30, 2012, all references for periods subsequent to July 1, 2009 are based on the codification. The Company's functional currency is the Chinese Yuan Renminbi; however the accompanying consolidated financial statements have been translated and presented in the United States Dollars (“USD”).

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

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation (continued)

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

Translation Adjustment

As of September 30, 2012 and December 31, 2011, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”).  Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the Codification, with the CNY as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three and nine months ended September 30, 2012 and 2011 included net income and foreign currency translation adjustments.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type at September 30, 2012 or December 31, 2011.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contingencies (continued)

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type at September 30, 2012 or December 31, 2011.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collection history.   Allowances for doubtful accounts as of September 30, 2012 and December 31, 2011 were $1,086 and $1,080, respectively.

Advances to suppliers

The Company advances to certain vendors for purchase of goods.  The advances to suppliers are interest free and unsecured.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market value.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.  As of September 30, 2012 and December 31, 2011, inventories consist of the following:

	09/30/2012	12/31/2011

Finished goods	$980,192	$194,344

Prior to the three months ended March 31, 2012, the Company only engaged in the provision of an online platform for distribution of 3C products.  As a result of high competition in online shopping, since the three months ended March 31, 2012 the Company is transitioning its sales from online retail sales to focus more on sales to a relatively smaller number of distributors.  As of September 30, 2012, the Company therefore maintained a much higher level of inventory of finished goods as compared with last year.

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

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant & Equipment  (continued)

As of September 30, 2012 and December 31, 2011 Property, Plant & Equipment consist of the following:

	09/30/2012	12/31/2011

Office equipment	265,492	263,983
Accumulated depreciation	(239,377)	(204,325)

	$26,115	$59,658

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $33,926 and $38,450, respectively.

Depreciation expense for the three months ended September 30, 2012 and 2011 was $12,197 and $12,970, respectively.

Long-Lived Assets

The Property, Plant and Equipment topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2012 and December 31, 2011, there was no impairment of its long-lived assets.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising.  The Company expenses all advertising costs as incurred.  For the nine months and three months ended September 30, 2012 and 2011, the Company did not incur any advertising expenses.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and Handling costs

Shipping and handling costs consist primarily of freight charges and packaging charges for delivery of goods to the customers and are included in selling, general and administrative expenses.  The Company expenses all shipping and handling costs when they are incurred.  For the nine months ended September 30, 2012 and 2011, the Company incurred freight charges of $1,320 and $90,168 respectively, and packaging charges of $Nil and $2,772 respectively.  For the three months ended September 30, 2012 and 2011, the Company incurred freight charges of $Nil and $30,992 respectively and packaging charges of $Nil and $2,772 respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At September 30, 2012 and December 31, 2011, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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
SEPTEMBER 30, 2012
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

Share-Based payment

Share-based payment is accounted for based on the FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”) and Emerging Issue Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and Emerging Issue Task Force 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” (“EITF 00-18”) (codified in FASB ASC Topic 505-50).  The Company recognized in the Consolidated Statements of Income and Comprehensive Income the fair value of shares, stock options and other equity-based compensation issued to non-employees when the service provided by non-employees is completed, or the date when the shares were issued (provided that the shares issued are fully vested and not subject to forfeiture) with the prepaid services presented as contra equity.  This is in accordance with the consensus reached in EITF 00-18 that in the event that a note or receivable is acquired in exchange for the fully vested, non-forfeitable equity instruments, the note or receivable should be displayed as contra-equity by the granter.  The Company, as granter, interprets that the term “receivable” also embraces prepaid service fees. For employees, the Company recognized in the Consolidated Statements of Income and Comprehensive Income the grant date fair value of the shares, stock options and other equity-based compensation over the requisite service period.  The Company entered into an agreement with a service provider for investor relations and financial media services, the service provider was to be compensated 9,000 shares of Common Stock of the Company no later than the 5th day of, and for each month, over the term of the agreement.  In accordance with the consensus reached in EITF 96-18, the Company recognized in the Consolidated Statement of Income and Comprehensive Income the fair value of 9,000 shares of Common Stock issued to the service provider each month during the term of the agreement as share based payment on the same basis, in the same period, and in the same manner, as if the Company had paid cash for the service rendered by the service provider instead of paying with equity instruments (common stock) of the Company in each month and that the measurement date of the fair value of each 9,000 shares of Common Stock issued to the service provider will be the issue date which is before the 5th day of each month.  However, both parties signed an early termination agreement on August 14, 2012 agreeing that the effective date of termination of the agreement was February 01, 2012.  The Company recognized the stock based compensation expense amounted to $720 for this service which was based on stock price measured at fair market value at the date of allotment of shares on August 23, 2012 (9,000 common shares at $0.08 per share).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions.  At present, there is a high concentration on a few customers as more fully explained in Note 13 hereof.  The Company controls credit risk related to account receivable through credit approvals, credit limits and monitoring procedures.  The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In December 2011, the FASB issued guidance on offsetting assets and liabilities and disclosure requirements in Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“Update 2011-11”). Update 2011-11 requires that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting agreement.  In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.  Update 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The implementation of the disclosure requirement is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

As of September 30, 2012, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations. For the nine months and three months ended September 30, 2012 and 2011, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

The deferred tax asset not recognized is as follows:

	09/30/2012	12/31/2011

Unused tax loss brought forward	$4,124,891	$2,671,128
Unused tax loss for the period/year	663,757	1,654,520
Expenses not deductible for tax (share-based payment)	(231,359)	(200,757)

	$4,557,289	$4,124,891

Unrecognized deferred tax asset brought forward	1,031,223	667,782
Unrecognized deferred tax asset for the year (at PRC tax rate of 25%)	108,099	363,441

Unrecognized deferred tax asset carried forward	$1,139,322	$1,031,223
Less : valuation allowances	(1,139,322)	(1,031,223)

Unrecognized deferred tax asset carried forward	$-	$-

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

Note 4 - INCOME TAXES (CONTINUED)

The Company has not recognized deferred tax asset in respect of PRC tax loss in these Consolidated Financial Statements as it is not more-likely-than-not that the future taxable profit against which loss can be utilized will be available to the entities operating in PRC.  The unrecognized tax loss as of December 31, 2011 that will be expiring in 2013, 2014, 2015 and 2016 are respectively $426,068, $648,473, $1,596,587 and $1,453,763.  The unrecognized tax loss incurred for nine months ended September 30, 2012 of $432,398 (on top of the amount of unrecognized tax loss to December 31, 2011) will expire in 2017.

Note 5 - AMOUNT DUE TO A DIRECTOR

The amount due to a director is unsecured, interest free and with no fixed repayment terms.

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

On December 27, 2011 and August 23, 2012, the Company has issued common stock of 18,000 shares and 9,000 shares respectively to an independent party for settlement of services provided to the Company regarding investor relations and financial media services amounted to $4,500 and $720 (Note 8) respectively.

On September 5, 2012, 7,423,817 shares of common stock and 3,558,046 shares of preferred stock held by the four shareholders and a shareholder respectively were returned and cancelled for no consideration.

As of September 30, 2012, the Company has a total of 24,866,246 shares of common stock and no shares of Series A Preferred Stock outstanding.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

Note 7 - ADDITIONAL PAID IN CAPITAL

Included in the additional paid in capital balance of $5,827,537 as of September 30, 2012, is  $4,399,000 which arose from two waivers of amount due to shareholders which occurred in December, 2009 of $1,465,000 and February, 2010 of $2,934,000.

On July 21, 2011, the Company obtained a financial undertaking from the holder of our preferred stock, Guoxing Wang, to inject funds in the amount of RMB10,000,000 (equivalent to $1,547,000) to HZ Ceetop as its working capital on or before December 31, 2011.  That shareholder further agreed that such capital injection will be interest free and he waived his entitlement to and right for repayment to the capital injected.  On August 8, 2011, there was a capital injection of RMB 2,000,000 (equivalent to $312,412) received from that shareholder and was credited to Additional Paid in Capital of the Company.  Management is unable to ascertain when, or if, the balance of RMB 8,000,000 (equivalent to $1,234,588) would be injected to the Company.

On September 5, 2012, 7,423,817 shares of common stock and 3,558,046 shares of preferred stock held by the four shareholders and a shareholder respectively were returned and cancelled for no consideration, an amount of $10,982 was therefore credited to additional paid in capital on that date.

Note 8 - SHARE BASED PAYMENTS

On July 12, 2011, the Company issued 2,900,000 shares of the Company’s common stock to Wuying Wang, Xiaoghua Jin, Lifang Yang and Qingxin Huang, four independent parties, in exchange for market research and other advisory services from them pursuant to the terms of four consultancy agreements dated May 6, 2011, June 15, 2011, April 3, 2011 and May 5, 2011 respectively (“Consultancy Agreements”) (see Note 6).  These shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.31 per share and the total fair value of the shares issued was $899,000.  The fair value of the shares issued was based on the quoted market price of the Company’s shares as of July 12, 2011. The total fair value of the shares issued is recognized as a share-based payment expense over the period from the date of the Consultancy Agreements to the consultancy services are completed.  The consultancy services are to be performed for two to three years.  For the nine and three months ended September 30, 2012 the Company amortized $230,639 and $77,441 as share-based payment expense respectively.  The unrecognized share-based payment expense of $472,104 as of September 30, 2012 will be amortized up to July 2014.  There is no tax benefit related to the share-based payment expense recognized. For the three and nine months ended September 30, 2012, share based payment of $118,816 and $118,816 respectively, was separately recognized and included in selling and expenses.

On December 27, 2011, the Company issued 18,000 shares of the Company’s common stock to Capital Link, Inc., an independent party, in exchange for investor relations and financial media services provided by that party pursuant to the terms of service agreement dated November 9, 2011 (see Note 6).  The shares were fully vested and not subject to forfeiture when issued.  The fair value of the shares issued was $0.25 per share and total fair value of the shares issued was $4,500 and was recognized as a share-based payment expense when issued.  The fair value of the shares issued was based on the quoted market price of the Company’s shares as of December 27, 2011.  These services were to be performed from December 1, 2011 to November 30, 2012 with a monthly retainer payable in the form of 9,000 common shares.  However, both parties signed an early termination agreement on August 14, 2012 agreeing that the effective date of termination of the agreement was February 01, 2012.  The Company recognized stock based compensation expense equal to $720 (a provision of $2,250 had already been recognized in the quarter March 31, 2012, therefore a reversal of $1,530 was recognized in this quarter) for this service which was based on the stock price of the Company  measured at fair market value at the date of allotment of shares on August 23, 2012 (9,000 common shares at $0.08 per share).

Note 9 – STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves.  The allocation is 10 percent of the net income and the cumulative allocations are not to exceed 50 percent of the registered capital.  However, the laws do not prohibit enterprises allocate net income to this reserve after the limit of 50 per cent of registered capital has been reached.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2012 and December 31, 2011, no allocation to these non-distributable reserve funds has been made due to losses sustained by the Company in both years.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

Note 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Balances of related after-tax components comprising accumulated other comprehensive loss, included in stockholders’ equity, at September 30, 2012 and December 31, 2011, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income/(Loss)

Balance at December 31, 2010	$53,020	$53,020
Change for the 2011	55,173	55,173

Balance at December 31, 2011	108,193	108,193
Change for 2012 Q1	6,952	6,952

Balance at March 31, 2012	115,145	115,145
Change for 2012 Q2	536	536

Balance at June 30, 2012	115,681	115,681
Change for 2012 Q3	(1,030)	(1,030)

Balance at September 30, 2012	$114,651	$114,651

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

Note 12 - LEASES

As at September 30, 2012, the Company had total future aggregate minimum lease payments under non-cancellable operating leases as follows:

09/30/2012

Within 1 year	$18,395
In the second year	14,367
In the third year	-

$32,762

As at September 30, 2012, the Company has one office situated in Hangzhou, PRC.  The operating leases for this office provide for monthly rental payments of $1,487 that is expiring in June, 2014.  In respect of this lease, the Company paid rental expenses of $12,487 and $4,524 for the nine months ended September 30, 2012 and 2011 respectively.  For the three months ended September 30, 2012 and 2011, the Company paid rental expenses of $4,560 and $4,524 respectively.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

Note 13 – MAJOR CUSTOMERS AND CREDIT RISK

Two customers each accounted for more than 10% of accounts receivable at September 30, 2012, totaling 93%.  Two customers each accounted for more than 10% of accounts receivable at December 31, 2011, totaling 52%.   There was no vendor that accounted for more than 10% of accounts payable at September 30, 2012 and December 31, 2011.

Four customers each accounted for more than 10% of sales amount for the three months ended September 30, 2012, totaling 87%.  There was no customer that accounted for more than 10% of sales amount for the three months ended September 30, 2011.  Two vendors each accounted for more than 10% of purchases amount for the three months ended September 30, 2012, totaling 77% of purchases.  Two vendors that accounted for more than 10% of purchases amount for the three months ended September 30, 2011, totaling 25% of purchases.

Note 14 – SUBSEQUENT EVENTS

For the nine months ended September 30, 2012, the Company has evaluated subsequent events for potential recognition and disclosure.

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

Comparison of Three and Nine Months Ended September 30, 2012 and 2011

The following table sets forth the results of our operations for the three and nine months ended September 30, 2012 and 2011 indicated in U.S. dollars and as a percentage of net sales:

	Three months ended September 30				Nine months ended September 30
	2012		2011		2012		2011
	US Dollars		US Dollars		US Dollars		US Dollars
Sales, net	$1,244,458	100%	$3,214,882	100%	$3,888,116	100%	$10,402,375	100%
Cost of sales	(1,227,218)	99%	(3,057,157)	95%	(3,783,890)	97%	(9,831,223)	95%
Gross profit	17,240	1%	157,725	5%	104,226	3%	571,152	5%
Stock based compensation	(75,911)	6%	-	-%	(231,359)	6%	-	-%
Selling, general and administrative expenses	(95,892)	8%	(629,000)	20%	(540,825)	14%	(1,776,441)	17%
Other income	3,285	0%	2,969	0%	4,201	0%	8,244	0%
Loss from operations	(154,563)	12%	(471,275)	15%	(667,958)	17%	(1,205,289)	12%
Net (loss)	$(151,278)	12%	$(468,306)	15%	$(663,757)	17%	$(1,197,045)	12%

Net Sales

For the three months ended September 30, 2012 and 2011, the Company’s net sales were $1,244,458 and $3,214,882 respectively, a decrease of 61%.  For the nine months ended September 30, 2012, sales were $3,888,116, compared to $10,402,375 at September 30, 2011, a decrease of 63%.  This decrease in net sales was due to high competition in online shopping.  As such, the Company began the transition from online retail sales to focus more on sales to a relatively smaller number of distributors.

Cost of Sales

For the three months ended September 30, 2012 and 2011, the Company’s cost of sales were $1,227,218 and $3,057,157 respectively, a decrease of 60%.  For the nine months ended September 30, 2012, cost of sales were $3,783,890, compared to $9,831,223 for the nine months ended September 30, 2011, a decrease of 62%.  This decrease in cost of sales was mainly due to the decrease in sales.

Gross Profit. For the three months ended September 30, 2012, our gross profit decreased to $17,240 from $157,725 for the three months ended September 30, 2011, representing an 89% decrease. For the nine months ended September 30, 2012, our gross profit decreased to $104,226 from $571,152 for the nine months ended September 30, 2011, representing an 82% decrease. The decrease in gross profit ratio was a result of the transition of our business from online sales to sales to distributors during the nine months ended September 30, 2012.

Stock Based Compensation. The Company had stock based compensation for the three and nine months ended September 30, 2012 of $75,911 and $231,359, respectively.  The compensation was issued for various consulting and professional services to the Company. See Note 8 to the financial statements for a thorough discussion of the issuances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $95,892 for the three months ended September 30, 2012 from $629,000 for the three months ended September 30, 2011, representing an 85% decrease.  The expense decreased to $540,825 for the nine months ended September 30, 2012 from $1,776,441 for the nine months ended September 30, 2011, representing a 70% decrease.  The decrease was mainly due to the decrease in staff headcount and accordingly reduction in staff payroll.

Net loss. The Company’s net loss was $151,278 and $468,306, and $663,757 and $1,197,045, for the three and nine months ended September 30, 2012 and 2011, respectively.  The three month decrease of 68% and nine month decrease of 45% resulted primarily from decreased sales over the respective period.

Liquidity and Capital Resources

As of September 30, 2012 and December 31, 2011, we had cash and cash equivalents of $13,250 and $855,713, respectively, primarily consisting of cash on hand and demand deposits.  To date, we have financed our operations primarily through cash flows from operations and capital contributions by our shareholders.

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

Our cash flows for the nine month periods are summarized as follows:

	Nine months ended September 30,
	2012	2011
Net cash used in operating activities	$(1,692,744)	$(1,462,787)
Net cash (used in) investing activities	-	-
Net cash provided by financing activities	844,206	362,583
Effect of exchange rate change on cash and cash equivalents	6,075	41,432
Net decrease in cash and cash equivalents	(842,463)	(1,058,772)
Cash and cash equivalents at beginning of period	855,713	2,671,162
Cash and cash equivalents at end of period	$13,250	$1,612,390

Operating activities

Net cash used in operating activities was $1,692,744 for the nine months ended September 30, 2012, compared to net cash used in operating activities of $1,462,787 for the nine months ended September 30, 2011. The primary change in cash used was due to an inventory buildup, as discussed in Note 3, Inventory.

Investing activities

No cash was used in investing activities for the nine months ended September 30, 2012 or September 30, 2011.

Financing activities

Cash provided by financing activities for the nine months ended September 30, 2012 was $844,206 compared to $362,583 for the nine months ended September 30, 2011. Net cash provided by financing activities during 2012 was attributable to a cash advance from a director.  During 2011, financing was attributed to cash received from the merger with China Ceetop and capital injection from four shareholders of a subsidiary company prior to the reverse acquisition took place on January 27, 2011.

Although the Company incurred a loss of $663,757 and had sustained accumulated deficit of $4,989,405 for the nine months ended September 30, 2012, as a result of continued financial support from shareholders, we still maintained positive net equity of $505,545 at September 30, 2012.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012. Their evaluation was carried out with the participation of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective.

Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (2)

(1)   Filed herewith
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

CHINA CEETOP.COM, INC.
(Registrant)

By:	/s/ Weiliang Liu
Weiliang Liu
CEO, President, Secretary, and Director

Date:	November 14, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Weiliang Liu	CEO, President, Secretary, and Director	November 14, 2012
Weiliang Liu

/s/ Juqun Zhao	CFO, and Treasurer	November 14, 2012
Juqun Zhao