Form 10-K
period 2012-12-31
China Ceetop.com, Inc.
filed 2013-04-16
CIK 1439254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Registrant's telephone number, including area code: (86-755) 3336-6628

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter time that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:  Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was US $20,163,157.20.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 12, 2013, the Company had outstanding 16,802,631 shares of its common stock, par value $0.001.

Documents Incorporated by Reference:  None

PART I

ITEM 1. BUSINESS

Overview

China Ceetop.com, Inc., an Oregon-registered corporation, is a leading e-commerce company. We own and operate the online platform: www.ceetop.com. The Company is in the transition from online retail sales to focus more on sales to a relatively smaller number of distributors due to high competition in online shopping.

The company owns an effective solution to standardization of non-standard products and relevant data transmission. Our company has a long history in e-commercial platform operation for the construction and operation of supply chain system between both corporations and industries. We mainly focus on providing a trading information platform for both buyers and sellers as software as a service (“SaaS”). We carry a wide range of products in assorted categories, including mainstream digital products, home appliances, kitchen appliances, personal care, and lifestyle products, etc. under well-known international and Chinese brands.

The company uses supply chain management technology and internet to integrate both the upstream firms and downstream firms into a single system. This system is centralized in core manufactures, and links the raw material suppliers, retailers, logistic servers and banks together to establish an integrated, complete e-commercial supply chain system (iSCM) to serve the terminal customers. The iSCM is specialized in professional market and also can serve all industries.

Through the stimulation of Labor Specialization, the original competence between products or companies has turned into the competence between supply chains. Each supply chain is a consolidation of companies to provide the final products. The company focuses on B2B supply chain service. Our experiences in supply chain management, advanced technology and efficient data analyzing ability can support the company’s operation in multiple selling channels and business models. iSCM system provides companies, online platforms, offline stores and logistic servers and banks with efficient and enormous  cooperation space. We were headquartered in Shenzhen, China. We also maintain an operating office located in Hangzhou, China. Subsequent to the fiscal year ended December 31, 2012, the headquartered has been moved to Guiyang in April 2013.

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

The original principal activities of the Company were engaged in the identification, acquisition, exploration and development of mining prospects believed to have gold mineralization.   The Company had ceased this business for a long time.

Organizational History of Surry

Surry was incorporated in the British Virgin Islands on September 18, 2009. Surry owns 100% of the outstanding securities of Westow Technology Limited (“Westow”), a company incorporated in the British Virgin Islands. Surry’s subsidiaries were engaged in the operation of an online platform for sales of 3C products in the PRC by way of the website www.ceetop.com. Pursuant to a transaction completed on February 28, 2010, the Company holds 100% of Westow.

Organizational History of Westow

Westow was incorporated on September 7, 2009, and owns 100% of the outstanding securities of Shenzhen Ceetop Network Technology Co., Limited, a company incorporated in Shenzhen, PRC.

Westow entered into share-holding entrustment agreements with three individuals: Fan Zhengqiang, Jin Wanxia, and Liu Weiliang (CEO of the Company) to hold 20%, 40%, and 40%, respectively, of the equity interest of SZ Ceetop on behalf of Westow. The entrustment agreements confirm that Westow is the actual owner of SZ Ceetop. Westow enjoys the actual shareholder’s rights and has the right to obtain any benefits received by the nominal holders. Fan Zhengqiang and Jin Wanxia have no other relationship with the Company Group. No consideration was given to these individuals who held the equity of SZ Ceetop on behalf of Westow.

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

Employees

As of April 12, 2013, the Company has 21 employees.  Current corporate structure is managed by the board members, Mr. Weiliang Liu and Juqun Zhao. Weiliang Liu is company’s Chairman of the Board, Chief Executive Officer, President and Secretary; Juqun Zhao is company’s Chief Financial Officer and Treasurer.

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

Information regarding the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported by OTCBB is summarized as follows:

	Price Range
	High	Low
Fiscal 2012 -
Quarter ended December 31, 2012	$1.0000	$0.0020
Quarter ended September 30, 2012	0.0801	0.0801
Quarter ended June 30, 2012	2.0000	0.0500
Quarter ended March 31, 2012	0.0100	0.0100
Fiscal 2011 -
Quarter ended December 31, 2011	$3.0000	$0.2500
Quarter ended September 30, 2011	4.0000	0.1500
Quarter ended June 30, 2011	1.0200	0.9900
Quarter ended March 31, 2011	2.0000	0.1800

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

Holders

As of April 12, 2013 we have 138 shareholders of record of our common stock.

Recent Sales Of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K.

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

Financial Condition and Changes in Financial Condition

 Overall Operating Results:

Net Sales.  For the year ended December 31, 2012, sales were $4,774,156, compared to $12,855,876 for the year ended December 31, 2011, a decrease of 63%.  This decrease in net sales was due to high competition in online shopping.  As such, the Company began the transition from online retail sales to focus more on sales to a relatively smaller number of distributors. The number of distributors decreased from 90 in year 2011 to 58 in year 2012.

Cost of Sales.  Cost of sales for the year ended December 31, 2012 was $4,877,047, compared to $12,156,963 for the year ended December 31, 2011, a decrease of 60%.  This decrease in cost of sales was mainly due to the decrease in sales.

Gross Profit.  Gross profit decreased from $698,913 for the year ended December 31, 2011 to a loss of $102,891 for the year ended December 31, 2012. The gross loss for the year ended December 31, 2012 was due to the company ceased its trading business of 3C products and sold all inventory hold at a price lower than cost.

Stock Based Compensation. The Company had stock based compensation for the years ended December 31, 2012 and 2011 of $309,599 and 200,757, respectively.  The compensation was issued for various consulting and professional services to the Company.  See Note 7 for a thorough discussion of the issuances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $984,906 for the year ended December 31, 2012 from $2,160,375 for the year ended December 31, 2011, representing a 54% decrease. The decrease was mainly due to the decrease in staff headcount and accordingly reduction in staff payroll.

Net Loss. The Company’s net loss was $1,393,388 and $1,654,520 for the years ended December 31, 2012 and 2011, respectively.  The decrease of 16% resulted primarily from decreased sales and strong cost containment measures during 2012.

Liquidity and Capital Resources:

The Company incurred net losses of $1,393,388 and $1,654,520 for the years ended December 31, 2012 and 2011 respectively, and has accumulated deficit of $5,719,036 at December 31, 2012.

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

Significant Accounting Policies

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company has no cash in excess of FDIC federally insured limits and no cash equivalents as of December 31, 2012 and 2011.

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

Accounts Receivable/Bad Debt

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collation history.  Allowances for doubtful accounts as of December 31, 2012 and 2011 were $178,722 and $1,080, respectively.

Property and Equipment

Property, plant and equipment are stated at cost.  Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized.  When property, plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets.

Impairment of Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.”  The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2012 and 2011, there were no impairments of its long-lived assets.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740.  When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements.  At December 31, 2012 and 2011, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

We have audited the accompanying Consolidated Balance Sheets of China Ceetop.com, Inc. as of December 31, 2012 and 2011, and the related Consolidated Statements of income and Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the years in the two-year period ended December 31, 2012.  China Ceetop.com, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Ceetop.com, Inc. as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred a net loss of $1,393,388 for the year ended December 31, 2012 and has accumulated deficit of $5,719,036 at December 31, 2012. These matters are discussed in Note 2 to the consolidated financial statements that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Clement C. W. Chan & Co.

Certified Public Accountants

3/F., & 5/F., Heng Shan Centre, 145 Queen’s Road East, Wanchai, Hong Kong
Date : April 11, 2013

CHINA CEETOP.COM, INC.
CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
	Notes	2012	2011

ASSETS

Current Assets

Cash and cash equivalents		$71,608	$855,713
Accounts receivable, net of provision of $178,722 (2011 : $1,080)	3	285,184	96,931
Deposits and other receivables		172,514	58,491
Inventories	3	-	194,344
Prepayments		6,495	4,629

Total Current Assets		535,801	1,210,108

Property and equipment, net of accumulated depreciation of $42,310 (2011 : $51,638)	3	17,828	59,658

Total Assets		$553,629	$1,269,766

LIABILITIES AND STOCKHOLDERS' EQUITY

Current and Total Liabilities

Accrued expenses and other payable		$697,546	338,281

Total Current and Total Liabilities		697,546	338,281

Stockholders' Equity

Common stock, USD0.001 par value, 100,000,000 shares
authorized, 16,790,631 and 32,281,063 shares issued
and outstanding at December 31, 2012 and December 31,
2011 respectively	5	16,790	32,281
Preferred stock, USD0.001 par value, Nil and 3,558,046
shares authorized, issued and outstanding	5	-	3,558
Additional paid-in capital	6	5,836,413	5,815,844
Common stock issued for prepaid service	7	(394,664)	(702,743)
Statutory reserve	8	-	-
Accumulated other comprehensive income	9	116,580	108,193
Accumulated deficit		(5,719,036)	(4,325,648)

Stockholders' Equity		(143,917)	931,485

Total Liabilities and Stockholders' Equity		$553,629	$1,269,766

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Sales	$4,774,156	$12,855,876

Cost of sales	(4,877,047)	(12,156,963)

Gross (loss)/profit	(102,891)	698,913

Stock based compensation	(309,599)	(200,757)

Selling, general and administrative expenses	(984,906)	(2,160,375)

(Loss) from operations	(1,397,396)	(1,662,219)

Other Income
Interest income	4,008	7,699

Total other income	4,008	7,699

Net (loss)	$(1,393,388)	$(1,654,520)

Weighted average shares (including common shares and
non-convertible preferred shares) outstanding
Basic	28,719,267	34,234,144
Diluted	28,719,267	34,234,144

Net (loss) per share (include common shares and non-convertible preferred shares)
Basic	$(0.049)	$(0.048)
Diluted	$(0.049)	$(0.048)

Net (loss)	$(1,393,388)	$(1,654,520)
Other comprehensive income Gain on foreign currency translation	8,387	55,173

Comprehensive (loss)	$(1,385,001)	$(1,599,347)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,393,388)	$(1,654,520)
Adjustments to reconcile net loss to net cash
used in operating activities :
Depreciation	42,310	51,638
Share-based payment expense	309,599	200,757
Provision for doubtful accounts	178,722	1,080
Reversal of provision previously recognized	-	(503)
Changes in operating assets and liabilities :
Accounts receivable	(366,975)	3,202
Other receivable, deposits and prepayment	(115,889)	119,696
Inventories	194,344	(29,695)
Accounts payable	-	(989,564)
Accrued expense and other payable	359,265	22,882

Net cash used in operating activities	(792,012)	(2,275,027)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(1,314)
Repayment from related parties	-	50,000

Net cash generated from investing activities	-	48,686

CASH FLOW FROM FINANCING ACTIVITIES

Merge with China Ceetop	-	50,171
Capital injection from shareholders	-	312,412

Net cash provided by financing activities	-	362,583

Effect of exchange rate changes on cash and cash equivalents	7,907	48,309

Net (decrease)/increase in cash and cash equivalents	(784,105)	(1,815,449)

Cash and cash equivalents, beginning balance	855,713	2,671,162

Cash and cash equivalents, ending balance	$71,608	$855,713

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP. COM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

						Common
	Common Stock		Preferred Stock		Additional	stock issued	Other		Total
	Stock		Stock		paid-in	for prepaid	comprehensive	(Accumulated	stockholders
	outstanding	Amount	outstanding	Amount	capital	service	income	loss)	equity

Balance December 31, 2010	28,496,427	$28,496	3,558,046	$3,558	$4,563,546	$-	$53,020	$(2,671,128)	$1,977,492

Foreign currency translation
adjustments - note 9)	-	-	-	-	-	-	55,173	-	55,173

Merge with China Ceetop - note 1)	866,636	867	-	-	39,304	-	-	-	40,171

Capital injection from a shareholder
- note 6)	-	-	-	-	312,412	-	-	-	312,412

Issuance of common stock for
prepaid service - notes 5, 7)	2,900,000	2,900	-	-	896,100	(899,000)	-	-	-

Record of common stock for
prepaid service - note 7)	-	-	-	-	-	196,257	-	-	196,257

Issuance of common stock for
consultancy service - notes 5, 7)	18,000	18	-	-	4,482	-	-	-	4,500

(Loss) for the year ended
December 31, 2011	-	-	-	-	-	-	-	(1,654,520)	(1,654,520)

Balance December 31, 2011	32,281,063	$32,281	3,558,046	$3,558	$5,815,844	$(702,743)	$108,193	$(4,325,648)	$931,485

Foreign currency translation
adjustments - note 9)	-	-	-	-	-		8,387	-	8,387

Record of common stock for
prepaid service - note 7)	-	-	-	-	-	308,079	-	-	308,079

Issuance of common stock for
Legal adviser - notes 5, 7)	40,000	40			760	-	-	-	800

Issuance of common stock for
consultancy service - notes 5, 7)	9,000	9			711	-	-	-	720

Cancellation of shares - note 5)	(15,540,011)	(15,540)	(3,558,046)	(3,558)	19,098	-		-	-

(Loss) for the year ended
December 31, 2012	-	-	-	-	-	-	-	(1,393,388)	(1,393,388)

Balance December 31, 2012	16,790,052	$16,790	-	$-	$5,836,413	$(394,664)	$116,580	$(5,719,036)	$(143,917)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Since Surry, Westow, SZ Ceetop and HZ Ceetop were under common control of a controlling party both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting.  The consolidated financial statements have been prepared on the basis as if Surry had always been the holding company of Westow, SZ Ceetop and HZ Ceetop and this group structure had been in existence throughout the years ended December 31, 2012 and 2011 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

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

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 2 - GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying Consolidated Financial Statements, the Company incurred net losses of $1,393,388 and $1,654,520 for the years ended December 31, 2012 and 2011 respectively, has accumulated deficit of $5,719,036, and has net deficiency in assets of $143,917 respectively at December 31, 2012.  Although as mentioned in Note 6 “Additional Paid in Capital”, a major preferred stock shareholder of the Company has undertaken to inject funds in the amount of RMB10,000,000 (equivalent to $1,547,000) to HZ Ceetop as its working capital on or before December 31, 2011.  However, up to December 31, 2012, only RMB2,000,000 (equivalent to $312,412) was injected by that major shareholder and at the same time of injection was waived for repayment by that shareholder so that the amount $312,412 was credited to additional paid in capital.  Management is unable and in particular following returning and cancellation of all preferred stock for no consideration on September 5, 2012 (note 6) to ascertain when the balance of RMB8,000,000 (equivalent to $1,234,588) would be injected to the Company.  During the year ended December 31, 2012, the cash and bank balances were significantly decreased from $855,713 to $71,608 resulting in the drop of liquidity ratio of the Company to 0.78 at December 31, 2012.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  During the year ended December 31, 2012, a verbal agreement was reached by the Government of Guiyang (the “Government”) and the Company.  Under the terms of agreement, the Government will provide subsidies to the Company amounting to RMB10,000,000 (equivalent to $1,547,000) in three consecutive years to encourage the Company to establish the business in the city of Guiyang in order to enhance the economic development of the city.  However, the subsidy to the Company from the proposed agreement is remote as the agreement had not been signed by both parties and there is no guarantee it will be signed at all.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America and represent the historical results of the consolidated group. The Company adopted the new accounting guidance (“Codification”) on July 1, 2009. For the year ended December 31, 2012, all reference for periods subsequent to July 1, 2009 are based on the codification. The Company's functional currency is the Chinese Renminbi; however the accompanying Consolidated Financial Statements have been translated and presented in United States Dollars.

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
DECEMBER 31, 2012

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment

As of December 31, 2012 and 2011, the accounts of the Company were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification, with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  Comprehensive income for the years ended December 31, 2012 and 2011 included net income and foreign currency translation adjustments.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.  There were no contingencies of this type as of December 31, 2012 and 2011.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.  There were no contingencies of this type as of December 31, 2012 and 2011.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collation history.  Allowances for doubtful accounts as of December 31, 2012 and 2011 were $178,722 and $1,080, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower.  There is no provision of inventories for the years ended December 31, 2012 and 2011.  As of December 31, 2012 and 2011, inventories consist of the following:

	12/31/2012	12/31/2011

Finished goods	$-	$194,344

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

Office equipment	3 - 5 years

As of December 31, 2012 and 2011 Property, Plant & Equipment consist of the following:

	12/31/2012	12/31/2011

Office equipment	266,163	263,983

Accumulated depreciation	(248,335)	(204,325)

	$17,828	$59,658

Depreciation expense for the years ended December 31, 2012 and 2011 was $42,310 and $51,638, respectively.

Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.”  The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2012 and 2011, there were no impairments of its long-lived assets.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Shipping and Handling costs

Shipping and handling costs consist primarily of freight charges and packaging charges for delivery of goods to the customers and are included in selling, general and administrative expenses.  The Company expenses all shipping and handling costs when they are incurred.  For the years ended December 31, 2012 and 2011, the Company incurred freight charges of $6,096 and $124,207 respectively, and packaging charges of $Nil and $2,758 respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740.  When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements.  At December 31, 2012 and 2011, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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
DECEMBER 31, 2012

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

Share-Based payment

Share-based payment is accounted for based on the FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”) and Emerging Issue Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and Emerging Issue Task Force 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” (“EITF 00-18”) (codified in FASB ASC Topic 505-50).  The Company recognized in the Consolidated Statements of Income and Comprehensive Income the fair value of shares, stock options and other equity-based compensation issued to non-employees when the service provided by non-employees is completed, or the date when the shares were issued (provided that the shares issued are fully vested and not subject to forfeiture) with the prepaid services presented as contra equity.  This is in accordance with the consensus reached in EITF 00-18 that in the event that a note or receivable is acquired in exchange for the fully vested, non-forfeitable equity instruments, the note or receivable should be displayed as contra-equity by the granter.  The Company as granter interprets that the term “receivable” also embraces prepaid service fees. For employees, the Company recognized in the Consolidated Statements of Income and Comprehensive Income the grant date fair value of the shares, stock options and other equity-based compensation over the requisite service period.  In respect of the service agreement the Company entered into with a service provider for provision of investor relations and financial media service, the service provider is compensated for 9,000 common shares of the Company no later than the 5th day of and for each month over the period of the agreement.  In accordance with the consensus reached in EITF 96-18, the Company recognized in the Consolidated Statement of Income and Comprehensive Income the fair value of each 9,000 common shares issued to the service provider each month as share based payment on the same basis in the same period and in the same manner as if the Company had paid cash for the service rendered by the service provider instead of paying with equity instruments (common shares) of the Company in each month and that the measurement date of the fair value of each 9,000 common shares issued to the service provider will be the issue date which is before the 5th day of each month.  However, both parties signed an early termination agreement on August 14, 2012 agreeing that the effective date of termination of the agreement was February 01, 2012.  The Company recognized the stock based compensation expense amounted to $720 for this service which was based on stock price measured at fair market value at the date of allotment of shares on August 23, 2012 (9,000 common shares at $0.08 per share). On December 17, 2012, the Company recognized stock based compensation expense amounted to $800 for the legal advice performed by the Company’s legal adviser Mr. Jeffrey Stein which was based on the stock price measured at fair market value at the date of allotment of shares (40,000 common shares at $0.02 per share).

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

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.”  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States of America (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operation or financial condition.

As of December 31, 2012, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations. For the years ended December 31, 2012 and 2011, the Company had no related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

The deferred tax asset not recognized is as follows:

	12/31/2012	12/31/2011

Unused tax loss brought forward	4,124,891	2,671,128
Unused tax loss for the year	1,393,388	1,654,520
Expenses not deductible for tax (share-based payment)	(309,599)	(200,757)

Unused tax loss carried forward	$5,208,680	$4,124,891

Unrecognized deferred tax asset brought forward	363,441	667,782
Unrecognized deferred tax asset for the year
(at PRC tax rate of 25%)	938,729	363,441
Unrecognized deferred tax asset carried forward	$1,302,170	1,031,223
Less : valuation allowance	(1,302,170)	(1,031,223)
Deferred income tax benefit, net of valuation allowance	$-	$-

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 4 - INCOME TAXES (CONTINUED)

The Company has not recognized deferred tax asset in respect of PRC tax loss in these Consolidated Financial Statements as it is not more-likely-than-not that the future taxable profit against which loss can be utilized will be available to the entities operating in PRC.  The unrecognized tax loss as of December 31, 2012 that will be expiring in 2013, 2014, 2015 and 2016 are respectively $426,068, $648,473, $1,596,587 and $1,453,763. The unrecognized tax loss incurred the year ended December 31, 2012 of US$1,083,789 will expire in 2017.

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

On December 27, 2011 and August 23, 2012, the Company has issued common stock of 18,000 shares and 9,000 shares respectively to an independent party for settlement of services provided to the Company regarding investor relations and financial media services amounted to $4,500 and $720 (note 7) respectively.

On September 5, 2012, 7,423,817 shares of common stock and 3,558,046 shares of preferred stock held by the six shareholders and a shareholder respectively were returned and cancelled for no consideration.

On November 30, 2012, 8,116,194 shares of common stock held by the four shareholders were returned and cancelled for no consideration.

The return and cancellation of common stock and preferred stock by major shareholders on September 5, 2012 and November 30, 2012 are for the purposes of supporting the development of the Company by those major shareholders and in order to induce more potential investors to inject capitals to the Company in the future.

On December 17, 2012, the Company issued common stock of 40,000 shares to an independent party for settlement of services provided to the Company regarding legal advisory services amounted to $800 (Note 7) respectively.

As of December 31, 2012, the Company has a total of 16,790,631 shares of common stock and no shares of Series A Preferred Stock outstanding.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 6 - ADDITIONAL PAID IN CAPITAL

Included in the balance of additional paid-in capital $5,836,413 as of December 31, 2012, is an amount $4,399,000 arose from two waivers of amount due to shareholders took place in December, 2009 of $1,465,000 and February, 2010 of $2,934,000.

On July 21, 2011, the Company obtained a financial undertaking from the holder of our preferred stock, Guoxing Wang, to inject funds in the amount of RMB10,000,000 (equivalent to $1,547,000) to HZ Ceetop as its working capital on or before December 31, 2011.  That shareholder further agreed that such capital injection will be interest free and he waived his entitlement to and right for repayment to the capital injected.  On August 8, 2011, there was a capital injection of RMB2,000,000 (equivalent to $312,412) received from that shareholder and was credited to Additional Paid in Capital of the Company.  Management is unable to ascertain when, or if,   the balance of RMB8,000,000 (equivalent to $1,234,588) would be injected to the Company.

On September 5, 2012, 7,423,817 shares of common stock and 3,558,046 shares of preferred stock held by the six shareholders and a shareholder respectively were returned and cancelled for no consideration, an amount of $10,982 was therefore credited to additional paid in capital on that date.

On November 30, 2012, 8,116,194 shares of common stock held by the four shareholders were returned and cancelled for no consideration, an amount of $8,116 was therefore credited to additional paid in capital on that date.

Note 7 - SHARE BASED PAYMENTS

On July 12, 2011, the Company issued 2,900,000 shares of the Company’s common stock to Wuying Wang, Xiaoghua Jin, Lifang Yang and Qingxin Huang, four independent parties, in exchange for market research and other advisory services from them pursuant to the terms of four consultancy agreements dated May 6, 2011, June 15, 2011, April 3, 2011 and May 5, 2011 respectively (“Consultancy Agreements”) (see Note 5).  The shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.31 per share and the total fair value of the shares issued was $899,000.  The fair value of the shares issued was based on the quoted market price of the Company’s shares as of July 12, 2011. The total fair value of the shares issued are recognized as a share-based payment expense over the period from the date of the Consultancy Agreements to the consultancy services are completed.  The consultancy services are to be performed for two to three years.  For the years ended December 31, 2012 and 2011 the Company amortized $308,079 and $196,257 as share-based payment expense respectively.  The unrecognized share-based payment expense of $394,664 as of December 31, 2012 will be amortized up to July 2014.  There is no tax benefit related to the share-based payment expense recognized.

On December 27, 2011, the Company issued 18,000 shares of the Company’s common stock to Capital Link, Inc., an independent party, in exchange for investor relations and financial media services provided by that party pursuant to the terms of service agreement dated November 9, 2011 (see Note 5).  The shares were fully vested and not subject to forfeiture when issued.  The fair value of the shares issued was $0.25 per share and total fair value of the shares issued was $4,500 and was recognized as a share-based payment expense when issued.  The fair value of the shares issued was based on the quoted market price of the Company’s shares as of December 27, 2011.  The Service Agreement was to be performed from December 1, 2011 to November 30, 2012 with a monthly retainer payable in the form of 9,000 common shares.  However, both parties signed an early termination agreement on August 14, 2012 agreeing that the effective date of termination of the agreement was February 01, 2012.  The Company recognized the stock based compensation expense amounted to $720 (As a provision of $2,250 had already been recognized in the quarter March 31, 2012, therefore a reversal of $1,530 was recognized in the quarter September 30, 2012) for this service which was based on stock price measured at fair market value at the date of allotment of shares on August 23, 2012 (9,000 common shares at $0.08 per share).

On December 17, 2012, the Company issued 40,000 shares of the Company’s common stock to the Company’s legal adviser, Mr. Jeffrey Stein for the legal advisory services performed to the Company. The fair market value of the shares issued was $0.02 per share and total fair value of the shares issued was $800 and was recognized as a share-based payment expenses when issued.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 8 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves.  The allocation is 10 percent of the net income and the cumulative allocations are not to exceed 50 percent of the registered capital.  However, the laws do not prohibit enterprises allocate net income to this reserve after the limit of 50 per cent of registered capital has been reached.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances.  These reserves are therefore not available for distribution except in liquidation. As of December 31, 2012 and 2011, the Company has not allocated any amount to these non-distributable reserve funds due to loss sustained in both years.

Note 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Balances and movements of accumulated other comprehensive income, included in stockholders’ equity, at December 31, 2012 and 2011, are as follows:

	Foreign	Accumulated
	Currency	Other
	Translation	Comprehensive
	Adjustment	Income/(Loss)

Balance at December 31, 2010	$53,020	$53,020
Change for 2011	55,173	55,173

Balance at December 31, 2011	108,193	108,193
Change for 2012	8,387	8,387

Balance at December 31, 2012	$116,580	$116,580

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

Note 11 - LEASES

As at December 31, 2012, the Company had total future aggregate minimum lease payments under non-cancellable operating leases as follows:

12/31/2012

With 1 year	$18,687
In the second year	9,534
In the third year	-

$28,221

As at December 31, 2012, the Company has one office situated in Hangzhou, PRC.  The operating leases for this office provide for monthly rental payments of $1,557 that is expiring in June, 2014.  In respect of this lease, the Company paid rental expenses of $22,124 and $41,338 for the years ended December 31, 2012 and 2011 respectively.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 12 – MAJOR CUSTOMERS AND CREDIT RISK

Two customers each accounted for 38% and 53% of accounts receivable respectively at December 31, 2012, totaling 91%.  Two customers each accounted for 30% and 22% of accounts receivable respectively at December 31, 2011, totaling 52%.   There was no vendor that accounted for more than 10% of accounts payable at December 31, 2012 and 2011.

Two customers each accounted for 22% and 16% of sales amount respectively for the year ended December 31, 2012, totaling 38%.  There was no customer that accounted for more than 10% of sales amount for the year ended December 31, 2011.  Three vendors each accounted for 23%, 17% and 15% of purchases amount respectively for the year ended December 31, 2012, totaling 55% of purchases.  There was no vendor that accounted for more than 10% of purchases amount for the year ended December 31, 2011.

Note 13 - SUBSEQUENT EVENTS

For the year ended December 31, 2012, the Company has evaluated subsequent events for potential recognition and disclosure.

No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with our accountant on accounting and financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of December 31, 2012, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2012, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information concerning the directors and executive officers of the Company, as of December 31, 2012, their age and positions. Directors hold office until the next annual stockholders' meeting and thereafter until their successor is elected and qualified. Officers serve at the pleasure of the Board of Directors.

Name	Age	Positions
Weiliang Liu	44	CEO, President, Secretary, and Director

Juqun Zhao	45	CFO, and Treasurer

Effective January 27, 2011, as a result of the closing of the transaction with Surry: Yinfang Yang resigned as officer and director; Weiliang Liu was appointed Chairman of the Board, Chief Executive Officer, President and Secretary; and Juqun Zhao was appointed Chief Financial Officer and Treasurer.

Mr. Liu does not hold any other directorships with reporting companies in the United States. There are no family relationships between Mr. Liu and the directors, executive officers, or persons nominated or chosen by the Registrant to become directors or executive officers. During the last two years, there have been no transactions, or proposed transactions, to which the Registrant was or is to be a party, in which Mr. Liu (or any member of his immediate family) had or is to have a direct or indirect material interest.

Mr. Liu has not, during the last five years, been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors). Mr. Liu has not, during the last five years, been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and, as a result of such proceeding, was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, federal or state securities laws, or finding any violation with respect to such laws. Mr. Liu has not, during the last five years, been a party of any bankruptcy petition filed by or against any business of which he was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2012, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2012, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons. All the Section 16(a) filing requirements applicable to such persons with respect to fiscal year ended December 31, 2012 were complied with except for the filing of a report on Form 3 by Limin Chen, Xiaohua Jin, Wuying Wang, Hao Xiang Liu, Jiansen Xu, Qiaoling Ye, Haibao Zhou, Weikang Zhu, Feihua Huang.

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

Because, as of December 31, 2012, the management and director of the Company is the same person, the board of director determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board’s attention by virtue of the co-extensive employment.

The board of directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance.

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our officers and directors for the fiscal years ended December 31, 2012 and 2011.

				STOCK	OPTION	TOTAL
		SALARY	BONUS	AWARDS	AWARDS	COMPENSATION
NAME AND PRICIPAL POSITION	YEAR	($)	($)	($)	($)	($)

Weiliang Liu - Chairman and CEO	2012	$60,047	$0	$0	$0	$60,047
Weiliang Liu - Chairman and CEO	2011	$60,047	$0	$0	$0	$60,047
Juqun Zhao - CFO	2012	$35,563	$0	$0	$0	$35,563
Juqun Zhao - CFO	2011	$35,563	$0	$0	$0	$35,563

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program and Philosophy

As of December 31, 2012, the Company had one director and two executive officers.  The Board of Director serves as the Company’s compensation committee and initiates and approves compensation decisions.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 12, 2013, the name and shareholdings of each person who owns of record, or was known by us to own beneficially, 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP (1)

Weilang Liu (2)	641,090	3.8%
Juqun Zhao (3)	-	-%
Limin Chen	1,625,162	9.7%
Xiaohua Jin	900,000	5.4%
Wuying Wang	1,200,000	7.1%
Hao Xiang Liu	961,634	5.7%
Jiansen Xu	1,352,699	8.1%
Qiaoling Ye	1,352,699	8.1%
Haibao Zhou	1,237,403	7.4%
Weikang Zhu	1,000,000	6.0%
Feihua Huang	-	8.2%
All executive officers and directors as a group (two persons)	641,090	3.8%

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

(1)	Based on 16,802,631shares of Common Stock outstanding on a fully diluted basis.

(2)	Mr. Liu is the Chief Executive Officer, President and Secretary of the Company.

(3)	Juqun Zhao is the Chief Financial Officer and Treasurer of the Company.

Securities authorized for issuance under equity compensation plans.

The Company has no Securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We paid our current auditors, Clement C. W. Chan & Co. $225,269 and $ nil for audit fees for 2012 and 2011, respectively

Audit-Related Fees

The Company paid audit-related fees totaling $0 for the fiscal years ended December 31, 2012 and 2011.

Tax Fees

None.

All Other Fees

None.

Audit committee policies & procedures

The Company does not currently have a standing audit committee. The above services were approved by the Company’s Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.  Exhibits

Exhibit Number	Name of Exhibit

10.1	Share-holding entrustment agreement dated February 6, 2013 between Westow Technology Limited and Fan Zhengqiang.

10.2	Share-holding entrustment agreement dated February 6, 2013 between Westow Technology Limited and Jin Wanxia.

10.3	Share-holding entrustment agreement dated February 6, 2013 between Westow Technology Limited and Liu Weiliang.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)  Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CEETOP.COM, INC.

By:	/s/ Weiliang Liu
Weiliang Liu
CEO, President, Secretary, and Director

Date:	April 15, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Weiliang Liu	CEO, President, Secretary, and Director	April 15, 2013
Weiliang Liu

/s/ Juqun Zhao	CFO, and Treasurer	April 15, 2013
Juqun Zhao