Form 10-Q
period 2013-03-31
China Ceetop.com, Inc.
filed 2013-05-15
CIK 1439254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 13, 2013 the Company had outstanding 16,806,631 shares of its common stock, par value $0.001.

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

CHINA CEETOP.COM, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

CHINA CEETOP.COM, INC.
CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
	Notes	2013	2012
		(Unaudited)	(Audited)

ASSETS

Current Assets

Cash and cash equivalents		$57,446	$71,608
Accounts receivable, net of provision of $234,635 (2012 : $179,867)	3	232,233	285,184
Deposits and other receivables		92,366	172,514
Prepayments		1,593	6,495
Total Current Assets		383,638	535,801

Property and equipment, net of accumulated depreciation of $256,751 (2012 : $248,335)	3	10,632	17,828
Total Assets		$394,270	$553,629

LIABILITIES AND STOCKHOLDERS' EQUITY

Current and Total Liabilities

Accrued expenses and other payable		$671,779	$697,546

Total Current and Total Liabilities		671,779	697,546

Stockholders' Equity

Common stock, USD0.001 par value, 100,000,000 shares authorized, 16,802,631 and 16,790,631 shares issued and outstanding at March 31, 2013 and December 31, 2012 respectively	5	16,802	16,790
Preferred stock, USD0.001 par value	5	-	-
Additional paid-in capital	6	5,836,641	5,836,413
Common stock issued for prepaid service	7	(318,907)	(394,664)
Statutory reserve	8	-	-
Accumulated other comprehensive income	9	116,760	116,580
Accumulated deficit		(5,928,805)	(5,719,036)
Stockholders' Equity		(277,509)	(143,917)

Total Liabilities and Stockholders' Equity		$394,270	$553,629

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	2013	2012

Sales	$-	$1,310,025

Cost of sales	-	(1,245,938)

Gross profit	-	64,087

Stock based compensation	(75,997)	(81,189)

Selling, general and administrative expenses	(133,774)	(221,362)

(Loss) from operations	(209,771)	(238,464)

Other Income
Interest income	2	165

Total other income	2	165

Net (loss)	$(209,769)	$(238,299)

Weighted average shares (including common shares and non-convertible preferred shares) outstanding
Basic - note 3)	16,802,052	35,839,109
Diluted - note 3)	16,802,052	35,839,109

Net (loss) per share (include common shares and non-convertible preferred shares)
Basic - note 3)	$(0.0125)	$(0.0066)
Diluted - note 3)	$(0.0125)	$(0.0066)

Net (loss)	$(209,769)	$(238,299)
Other comprehensive income
Gain on foreign currency translation	180	6,952

Comprehensive (loss)	$(209,589)	$(231,347)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(209,769)	$(238,299)
Adjustments to reconcile net loss to net cash (used in) operating activities :
Depreciation	7,235	9,509
Share-based payment expense	75,997	81,189
Provision for doubtful accounts	54,065	-
Changes in operating assets and liabilities :
Accounts receivable	(1,817)	(134,035)
Other receivable, deposits and prepayment	85,050	(368,245)
Inventories	-	(65,071)
Accounts payable	-	169,615
Accrued expense and other payable	(25,767)	(54,628)

Net cash used in operating activities	(15,006)	(599,965)

Effect of exchange rate changes on cash and cash equivalents	844	6,548

Net decrease in cash and cash equivalents	(14,162)	(593,417)

Cash and cash equivalents, beginning balance	71,608	855,713

Cash and cash equivalents, ending balance	$57,446	$262,296

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP. COM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

						Common
	Common Stock		Preferred Stock		Additional	stock issued	Other		Total
	Stock		Stock		paid-in	for prepaid	comprehensive	(Accumulated	stockholders
	outstanding	Amount	outstanding	Amount	capital	service	income	loss)	equity

Balance at January 1, 2012	32,281,063	$32,281	3,558,046	$3,558	$5,815,844	$(702,743)	$108,193	$(4,325,648)	$931,485

Foreign currency translation
adjustments - note 9)	-	-	-	-	-	-	8,387	-	8,387

Record of common stock for
prepaid service - note 7)	-	-	-	-	-	308,079	-	-	308,079

Issuance of common stock for
Legal adviser - notes 5, 7)	40,000	40	-	-	760	-	-	-	800

Issuance of common stock for
consultancy service - notes 5, 7)	9,000	9	-	-	711	-	-	-	720

Cancellation of shares – note 5)	(15,540,011)	(15,540)	(3,558,046)	(3,558)	19,098	-	-	-	-

(Loss) for the year ended
December 31, 2012	-	-	-	-	-	-	-	(1,393,388)	(1,393,388)

Balance at December 31, 2012	16,790,052	$16,790	-	$-	$5,836,413	$(394,664)	$116,580	$(5,719,036)	(143,917)

Foreign currency translation
adjustments - note 9)	-	-	-	-	-		180	-	180

Record of common stock for
prepaid service - note 7)	-	-	-	-	-	75,757	-	-	75,757

Issuance of common stock for
Legal adviser - notes 5, 7)	12,000	12	-	-	228	-	-	-	240

(Loss) for the three months ended
March 31, 2013	-	-	-	-	-	-	-	(209,769)	(209,769)

Balance at March 31, 2013	16,802,052	$16,802	-	$-	$5,836,641	$(318,907)	$116,760	$(5,928,805)	$(277,509)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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

Since Surry, Westow, SZ Ceetop and HZ Ceetop were under common control of a controlling party both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting.  The consolidated financial statements have been prepared on the basis as if Surry had always been the holding company of Westow, SZ Ceetop and HZ Ceetop and this group structure had been in existence throughout the three months ended March 31, 2013 and year ended December 31, 2012 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

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

The Company operates in a single reportable segment, the principal activities of the Company were engaged in the provision of an online platform for distribution of 3C products (computers/communications/consumer electronics) in the PRC by way of a website named www.ceetop.com mainly through its wholly owned legal subsidiaries HZ Ceetop and SZ Ceetop.

The Company is in the transition from online retail sales to focus more on sales to a relatively smaller number of distributors due to high competition in online shopping.  Through the stimulation of labor specialization, the original competition between products or companies has turned into the competition between supply chains. Each supply chain is a consolidation of companies to provide the final products. The company is now focusing on B2B supply chain service.

These Consolidated Financial Statements present the Company and its subsidiaries on a historical basis.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

Note 2 - GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying Consolidated Financial Statements, the Company incurred net losses of $209,769 and $238,299 for the three months ended March 31, 2013 and 2012 respectively, has accumulated deficit of $5,928,805 and has net deficiency in assets of $277,509 respectively at March 31, 2013.  Although as mentioned in Note 6 “Additional Paid in Capital”, a  former preferred stock shareholder of the Company has undertaken to inject funds in the amount of RMB10,000,000 (equivalent to $1,547,000) to HZ Ceetop as its working capital on or before December 31, 2011.  However, up to March 31, 2013, only RMB2,000,000 (equivalent to $312,412) was injected by that major shareholder and at the same time of injection was waived for repayment by that shareholder so that the amount $312,412 was credited to additional paid in capital.  Management is unable and in particular following returning and cancellation of all preferred stock for no consideration on September 5, 2012 (note 6) to ascertain when the balance of RMB8,000,000 (equivalent to $1,234,588) would be injected to the Company.  During the three months ended March 31, 2013, the cash and bank balances were decreased from $71,608 to $57,446, resulting in the drop of liquidity ratio of the Company to 0.57 at March 31, 2013.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  During the year ended December 31, 2012, a verbal agreement was reached by the Government of Guiyang (the “Government”) and the Company.  Under the terms of agreement, the Government will provide subsidies to the Company amounting to RMB10,000,000 in three consecutive years to encourage the Company establish the business in the city in order to enhance the economic development of the city.  With respect to the verbal agreement, management considers that the main terms of the agreement have been agreed and the remaining details are still in the process of negotiation.  Management is confident that the agreement will be finalized and executed in the near future.  During the negotiation in three months ended March 31, 2013 between both parties, the Company did not generate any sales pending the finalization of the agreement.  There is no guarantee this agreement will come to fruition and even if it does that the Company will receive these funds or the timing thereof.  The Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These Unaudited Consolidated Financial Statements were prepared by the Company pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to present fairly the operating results for the respective periods.  Certain information and footnote disclosures normally present in Annual Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations.  These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and footnotes for the year ended December 31, 2012.  The results for three months ended March 31, 2013, are not necessary indicative of the results to be expected for the full year ending December 31, 2013.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The Company adopted the new accounting guidance (“Codification”) on July 1, 2009.  For the three months ended March 31, 2013, all reference for periods subsequent to July 1, 2009 are based on the codification.  The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in the United States Dollars (“USD”).

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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

Translation Adjustment

As of March 31, 2013 and December 31, 2012, the accounts of the Company were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification, with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are  translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2013 and 2012 included net income and foreign currency translation adjustments.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.  There were no contingencies of this type as of March 31, 2013 and December 31, 2012.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.  There were no contingencies of this type as of March 31, 2013 and December 31, 2012.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collation history.  Allowances for doubtful accounts as of March 31, 2013 and December 31, 2012 were $234,635 and $179,867 respectively.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment

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

Office equipment	3 - 5 years

As of March 31, 2013 and December 31, 2012 Property, Plant & Equipment consist of the following:

	03/31/2013	12/31/2012

Office equipment	267,203	266,163
Accumulated depreciation	(256,571)	(248,335)

	$10,632	$17,828

Depreciation expense for the three months ended March 31, 2013 and 2012 was $7,235 and $9,509, respectively.

Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business”.  The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of March 31, 2013 and December 31, 2012, there were no impairments of its long-lived assets.

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
MARCH 31, 2013
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and Handling costs

Shipping and handling costs consist primarily of freight charges and packaging charges for delivery of goods to the customers and are included in selling, general and administrative expenses.  The Company expenses all shipping and handling costs when they are incurred.  For the three months ended March 31, 2013 and 2012, the Company incurred freight charges of $Nil and $1,320 respectively and the Company did not incur any packaging charges.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740.  When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements.  At March 31, 2013 and December 31, 2012, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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
MARCH 31, 2013
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

Share-Based payment

Share-based payment is accounted for based on the FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”) and Emerging Issue Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and Emerging Issue Task Force 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” (“EITF 00-18”) (codified in FASB ASC Topic 505-50).  The Company recognized in the Consolidated Statements of Income and Comprehensive Income the fair value of shares, stock options and other equity-based compensation issued to non-employees when the service provided by non-employees is completed, or the date when the shares were issued (provided that the shares issued are fully vested and not subject to forfeiture) with the prepaid services presented as contra equity.  This is in accordance with the consensus reached in EITF 00-18 that in the event that a note or receivable is acquired in exchange for the fully vested, non-forfeitable equity instruments, the note or receivable should be displayed as contra-equity by the granter.  The Company, as granter, interprets that the term “receivable” also embraces prepaid service fees. For employees, the Company recognized in the Consolidated Statements of Income and Comprehensive Income the grant date fair value of the shares, stock options and other equity-based compensation over the requisite service period.  In respect of the service agreement the Company entered into with a service provider for provision of investor relations and financial media service, the service provider is compensated for 9,000 common shares of the Company no later than the 5th day of and for each month over the period of the agreement.  In accordance with the consensus reached in EITF 96-18, the Company recognized in the Consolidated Statement of Income and Comprehensive Income the fair value of each 9,000 common shares issued to the service provider each month as share based payment on the same basis in the same period and in the same manner as if the Company had paid cash for the service rendered by the service provider instead of paying with equity instruments (common shares) of the Company in each month and that the measurement date of the fair value of each 9,000 common shares issued to the service provider will be the issue date which is before the 5th day of each month.  However, both parties signed an early termination agreement on August 14, 2012 agreeing that the effective date of termination of the agreement was February 01, 2012.  The Company recognized the stock based compensation expense amounted to $720 for this service which was based on stock price measured at fair market value at the date of allotment of shares on August 23, 2012 (9,000 common shares at $0.08 per share). On December 17, 2012, the Company recognized stock based compensation expense amounted to $800 for the legal advice performed by the Company’s legal adviser Mr. Jeffrey Stein which was based on stock price measured at fair market value at the date of allotment of shares (40,000 common shares at $0.02 per share).  On January 1, 2013, the Company recognized stock based compensation expense amounted to $240 for the legal advice performed by the Company’s legal adviser Mr. Jeffrey Stein which was based on stock price measured at fair market value at the date of allotment of shares (12,000 common shares at $0.02 per share).

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions.  At present, there is a high concentration on a few customers as more fully explained in note 11 hereof.  The Company controls credit risk related to account receivable through credit approvals, credit limits and monitoring procedures.  The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

As of March 31, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 4 - INCOME TAXES

The Company operates in more than one jurisdiction with the main operations conducted in PRC and no activities in the United States, with complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities.  The Company evaluates its tax positions and establishes liabilities, if required.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) through December 31, 2007 is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax.  As from January 1, 2008 onwards, the EIT is at a statutory rate of 25%.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations.  For the three months ended March 31, 2013 and 2012, the Company had no related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

Note 4 - INCOME TAXES (CONTINUED)

The deferred tax asset not recognized is as follows:

	03/31/2013	12/31/2012

Unused tax loss brought forward	$5,208,680	$4,124,891
Unused tax loss for the period/year	209,769	1,393,388
Expenses not deductible for tax (share-based payment)	(75,997)	(309,599)

	$5,342,452	$5,208,680

Unrecognized deferred tax asset brought forward	1,032,170	1,031,223
Unrecognized deferred tax asset for the year (at PRC tax rate of 25%)	33,443	270,947

Unrecognized deferred tax asset carried forward	$1,065,613	$1,302,170
Less : valuation allowances	(1,065,613)	(1,302,170)

Deferred income tax benefit, net of valuation allowance	$-	$-

The Company has not recognized deferred tax asset in respect of PRC tax loss in these Consolidated Financial Statements as it is not more-likely-than-not that the future taxable profit against which loss can be utilized will be available to the entities operating in PRC.  The unrecognized tax loss as of December 31, 2012 that will be expiring in 2013, 2014, 2015, 2016 and 2017 are respectively $426,068, $648,473, $1,596,587, $1,453,763 and $1,083,789.  The unrecognized tax loss incurred for three months ended March 31, 2013 of $133,772 (on top of the amount of unrecognized tax losses to December 31, 2012) will expire in 2018.

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

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

Note 5 - COMMON STOCK AND PREFERRED STOCK - continued

On September 5, 2012, 7,423,817 shares of common stock and 3,558,046 shares of preferred stock held by six shareholders and one shareholder respectively, were returned and cancelled for no consideration.

On November 30, 2012, 8,116,194 shares of common stock held by four shareholders were returned and cancelled for no consideration.

The return and cancellation of common stock and preferred stock as set forth above on September 5, 2012 and November 30, 2012 are for the purposes of supporting the development of the Company by those major shareholders and in order to induce more potential investors to inject capital to the Company in the future, although there is no guarantee the Company will receive any such capital.

On December 17, 2012, the Company issued common stock of 40,000 shares to an independent party for settlement of services provided to the Company regarding general legal advisory services amounted to $800 (note 7) respectively.

On January 1, 2013, the Company issued common stock of 12,000 shares to an independent party for settlement of services provided to the Company regarding general legal advisory services amounted to $240 (note 7) respectively.

As of March 31, 2013, the Company has a total of 16,802,631 shares of common stock and no shares of Series A Preferred Stock outstanding.

Note 6 - ADDITIONAL PAID IN CAPITAL

Included in the balance of $5,836,641Additional Paid in Capital as of March 31, 2013, is $4,399,000 which arose from two waivers of amount due to shareholders which took place in December, 2009 of $1,465,000 and February, 2010 of $2,934,000.

On July 21, 2011, the Company obtained a financial undertaking from the then holder of our preferred stock, Guoxing Wang, to inject funds in the amount of RMB10,000,000 (equivalent to $1,547,000) to HZ Ceetop as its working capital on or before December 31, 2011.  That shareholder further agreed that such capital injection will be interest free and he waived his entitlement to and right for repayment to the capital injected.  On August 8, 2011, there was a capital injection of RMB2,000,000 (equivalent to $312,412) received from that shareholder and was credited to Additional Paid in Capital of the Company.  Management is unable to ascertain when the balance of RMB8,000,000 (equivalent to $1,234,588) would be injected to the Company.

On September 5, 2012, 7,423,817 shares of common stock and 3,558,046 shares of preferred stock held by six shareholders and one shareholder, respectively were returned and cancelled for no consideration, an amount of $10,982 was therefore credited to additional paid in capital on that date.

On November 30, 2012, 8,116,194 shares of common stock held by four shareholders were returned and cancelled for no consideration, an amount of $8,116 was therefore credited to additional paid in capital on that date.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

Note 7 - SHARE BASED PAYMENTS

On July 12, 2011, the Company issued 2,900,000 shares of the Company’s common stock to Wuying Wang, Xiaoghua Jin, Lifang Yang and Qingxin Huang, four independent parties, in exchange for market research and other advisory services from them pursuant to the terms of four consultancy agreements dated May 6, 2011, June 15, 2011, April 3, 2011 and May 5, 2011 respectively (“Consultancy Agreements”) (see Note 5).  The shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.31 per share and the total fair value of the shares issued was $899,000.  The fair value of the shares issued was based on the quoted market price of the Company’s shares as of July 12, 2011. The total fair value of the shares issued are recognized as a share-based payment expense over the period from the date of the Consultancy Agreements to the consultancy services are completed.  The consultancy services are to be performed for two to three years.  For the three months ended March 31, 2013 and 2012 the Company amortized $75,757 and $76,599 as share-based payment expense respectively.  The unrecognized share-based payment expense of $318,907 as of March 31, 2013 will be amortized up to July 2014.  There is no tax benefit related to the share-based payment expense recognized.

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

On January 1, 2013, the Company issued 12,000 shares of the Company’s common stock to the Company’s legal adviser, Mr. Jeffrey Stein for the legal advisory services performed to the Company. The fair market value of the shares issued was $0.02 per share and total fair value of the shares issued was $240 and was recognized as a share-based payment expenses when issued.

Note 8 – STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves.  The allocation is 10 percent of the net income and the cumulative allocations are not to exceed 50 percent of the registered capital.  However, the laws do not prohibit enterprises allocate net income to this reserve after the limit of 50 per cent of registered capital has been reached.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2013 and December 31, 2012, the Company has not allocated to these non-distributable reserve funds due to loss sustained in the three months ended March 31, 2013 and the year ended December 31, 2012.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(UNAUDITED)

Note 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Balances and movements of accumulated other comprehensive income, included in stockholders’ equity, at March 31, 2013 and December 31, 2012, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income

Balance at December 31, 2011	$108,193	108,193
Change for the year	8,387	8,387

Balance at December 31, 2012	116,580	116,580
Change for 2013 Q1	180	180

Balance at March 31, 2013	$116,760	116,760

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

Note 11 – MAJOR CUSTOMERS AND CREDIT RISK

Two customers each accounted for 38% and 53% of accounts receivable respectively at March 31, 2013 and December 31, 2012 totaling 91%.  There was no vendor that accounted for more than 10% of accounts payable at March 31, 2013 and December 31, 2012.

There was no customer that accounted for more than 10% of sales amount for the three months ended March 31, 2013. Four customers each accounted for more than 10% of sales amount for the three months ended March 31, 2012, totaling 55%.  There was no vendor that accounted for more than 10% of purchases amount for the three months ended March 31, 2013.  Two vendors each accounted for more than 10% of purchases amount for the three months ended March 31, 2012, totaling 41% of purchases.

Note 12 - LEASES

As at March 31, 2013, the Company did not have future minimum lease payments under non-cancellable operating leases.

As at December 31, 2012, the Company had one office situated in Hangzhou, PRC.  The operating leases for this office provided for monthly rental payments of $1,557 that was expiring in June, 2014 but the operating lease was terminated by the Company during the three months ended March 31, 2013.  In respect of this lease, the Company paid rental expenses of $4,906 and $5,715 for the three months ended March 31, 2013 and 2012 respectively. A new office location has been selected and under renovation. The use of this new office is free of charge during renovation.

Note 13 - SUBSEQUENT EVENTS

For the three months ended March 31, 2013, the Company has evaluated subsequent events for potential recognition and disclosure.

No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of Business

Overview

China Ceetop.com, Inc. (the “Company”), an Oregon-registered corporation, is a leading e-commerce company. We own and operate the online platform: www.ceetop.com. The Company is in the transition from online retail sales to focus more on sales to a relatively smaller number of distributors due to high competition in online shopping.

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

Through the stimulation of labor specialization, the original competence between products or companies has turned into the competence between supply chains. Each supply chain is a consolidation of companies to provide the final products. The Company focuses on B2B supply chain service. Our experiences in supply chain management, advanced technology and efficient data analyzing ability can support the company’s operation in multiple selling channels and business models. iSCM system provides companies, online platforms, offline stores and logistic servers and banks with efficient and enormous  cooperation space. We were headquartered in Shenzhen, China. We also maintain an operating office located in Hangzhou, China. Subsequent to the quarter ended March 31, 2013, the headquartered has been moved to Guiyang in April 2013.

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

Corporate Organization

The address for each entity is set forth below:

Name	Address
China Ceetop.com, Inc	A2803, Lianhe Guangchang, 5022 Binhe Dadao, Futian District, Shenzhen, China
Surry Holdings Limited	P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands
Westow Technology Limited	P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands
Shenzhen Ceetop Network Technology Co. Ltd (headquarters)	2803, Lianhe Guangchang A, 5022 Binhe Dadao, Futian District, Shenzhen, China,518033elephone: 0755-33366628
Hangzhou Ceetop Network Technology Co. Ltd	A 1028 Boke Center, 9 Xiyuan Road, West Lake District, Hangzhou, China, 310030 Telephone: +86-0571-86632800

Comparison of Three Months Ended March 31, 2013 and 2012

The following table sets forth the results of our operations for the three months ended March 31, 2013 and 2012 indicated in U.S. dollars and as a percentage of net sales:

	Three months ended March 31
	2013	2012
	US Dollars	US Dollars
Sales, net	$0	$1,310,025	100%
Cost of sales	0	(1,245,938)	95%
Gross profit	0	64,087	5%
Selling, general and administrative expenses	(133,774)	(221,362)	17%
(Loss) from operations	(209,771)	(238,464)	18%
Net (loss)	$(209,769)	$(238,299)	18%

Net Sales

For the three months ended March 31, 2013, our net sales decreased to $0 from $1,310,025 for the three months ended March 31, 2012, representing a 100% decrease. This decrease in net sales was due to the Company’s transition of its sales from online retail sales to focus more on sales to a relatively smaller number of distributors due to high competition in online shopping.  Through the stimulation of labor specialization, the original competence between products or companies has turned into the competence between supply chains. Each supply chain is a consolidation of companies to provide the final products. The Company is now focusing on B2B supply chain service.

Cost of Sales

For the three months ended March 31, 2013 and 2012, the Company’s cost of sales were $0 and $1,245,938 respectively, a decrease of 100%.  This decrease in cost of sales was mainly due to the decrease in sales, and the transition of the Company into a new facet of business.

Gross Profit

For the three months ended March 31, 2013, our gross profit decreased to $0 from $64,087 for the three months ended March 31, 2012, representing a 100% decrease. The decrease in gross profit ratio was a result of the transition of our business.

Stock Based Compensation

The Company had stock based compensation for the three and three months ended March 31, 2013 of $75,911 and $81,189, respectively.  The compensation was issued for various consulting and professional services to the Company. See Notes to the financial statements for a thorough discussion of the issuances.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased to $133,774 for the three months ended March 31, 2013 from $221,362 for the three months ended March 31, 2012, representing a 40% decrease.  The decrease was mainly due to the decrease in staff headcount and accordingly reduction in staff payroll.

Net loss

The Company’s net loss was $209,769 and $238,299, for the three months ended March 31, 2013 and 2012, respectively representing a 12% decrease.

Liquidity and Capital Resources

As of March 31, 2013 and December 31, 2012, we had cash and cash equivalents of $57,446 and $71,608, respectively, primarily consisting of cash on hand and demand deposits.  To date, we have financed our operations primarily through cash flows from operations and capital contributions by our shareholders.

For the year ended December 31, 2012, our independent auditors, in their report on the financial statements, have indicated that the Company has experienced recurring losses from operations and may not have enough cash and working capital to fund its operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. Management has made a similar note in the financial statements.  As indicated herein, we have need of capital for the implementation of our business plan, and we will need additional capital for continuing our operations.  We do not have sufficient revenues to pay our expenses of operations.  Unless the Company is able to raise working capital, it is likely that the Company either will have to cease operations or substantially change its methods of operations or change its business plan.

Our cash flows for the three month periods are summarized as follows:

	Three months ended March 31,
	2013	2012
Net cash used in operating activities	$(15,006)	$(599,965)
Effect of exchange rate change on cash and cash equivalents	844	6,548
Net decrease in cash and cash equivalents	(14,162)	(593,417)
Cash and cash equivalents at beginning of period	71,608	855,713
Cash and cash equivalents at end of period	$57,446	$262,296

Operating activities

 Net cash used in operating activities was $15,006 for the three months ended March 31, 2013, compared to net cash used in operating activities of $599,965 for the three months ended March 31, 2012. The primary change in cash used was due to 1). decrease of sales as a result of the Company’s transition of its sales from online retail sales to focus more on sales to a relatively smaller number of distributors and B2B supply chain service; and 2).decrease of headcount and payroll.

Investing activities

No cash was used in investing activities for the three months ended March 31, 2013 or March 31, 2012.

Financing activities

No cash was provided by financing activities for the three months ended March 31, 2013 or for the three months ended March 31, 2012.

Although the Company incurred a loss of $209,769 and had sustained accumulated loss of $5,928,805 at March 31, 2013, the company is actively seeking financing opportunities and more focus on new facet of business to generate cash inflow.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013. Their evaluation was carried out with the participation of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective.

            Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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
101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (2)

(1)   Filed herewith

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

Date: May 14, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Weiliang Liu	CEO, President, Secretary, and Director	May 14, 2013
Weiliang Liu

/s/ Shengming Jia	CFO, and Treasurer	May 14, 2013
Shengming Jia