Form 10-Q
period 2013-06-30
China Ceetop.com, Inc.
filed 2013-08-21
CIK 1439254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 20, 2013 the Company had outstanding 16,806,631shares of its common stock, par value $0.001.

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

PART I – FINANCIAL INFORMATION
Item1.  Financial Statements

CHINA CEETOP.COM, INC.
CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
	Notes	2013	2012
		(Unaudited)	(Audited)

ASSETS

Current Assets

Cash and cash equivalents		$3,020,833	$71,608
Accounts receivable, net of provision of $257,678 (2012 : $179,867)	3	217,043	285,184
Other receivables		120,747	172,514
Prepayments and deposits		47,982	6,495

Total Current Assets		3,406,605	535,801

Property and equipment, net of accumulated depreciation of $263,723 (2012 : $248,335)	3	104,877	17,828

Total Assets		$3,511,482	$553,629

LIABILITIES AND STOCKHOLDERS' EQUITY

Current and Total Liabilities

Accrued expenses and other payable		$445,024	$697,546
Amounts due to trustees	4	3,529,700	-

Total Current and Total Liabilities		3,974,724	697,546

Stockholders' Equity

Common stock, USD0.001 par value, 100,000,000 shares
authorized, 16,806,631 and 16,790,631 shares issued
and outstanding at June 30, 2013 and December 31,
2012 respectively	6	16,806	16,790
Preferred stock, USD0.001 par value	6	-	-
Additional paid-in capital	7	5,840,837	5,836,413
Common stock issued for prepaid service	8	(249,650)	(394,664)
Statutory reserve	9	-	-
Accumulated other comprehensive income	10	150,800	116,580
Accumulated deficit		(6,222,035)	(5,719,036)

Stockholders' Equity		(463,242)	(143,917)

Total Liabilities and Stockholders' Equity		$3,511,482	$553,629

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVEINCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Sales, net	$-	$1,333,633	$-	$2,643,658

Cost of sales	-	(1,310,734)	-	(2,556,672)

Gross profit	-	22,899	-	86,986
Stock based compensation	(73,457)	(74,259)	(149,454)	(155,448)
Selling, general and administrative expenses	(222,228)	(223,571)	(356,002)	(444,933)

(Loss) from operations	(295,685)	(274,931)	(505,456)	(513,395)

Other Income
Interest income	2,455	19	2,457	184
Other income	-	732	-	732

Total other income	2,455	751	2,457	916

Net (loss)	$(293,230)	$(274,180)	$(502,999)	$(512,479)

Weighted average shares (including common shares and
non-convertible preferred shares) outstanding
Basic - note 3)	16,804,426	35,839,109	16,803,245	35,839,109
Diluted - note 3)	16,804,426	35,839,109	16,803,245	35,839,109

Net (loss) per share (include common shares and
non-convertible preferred shares)
Basic - note 3)	$(0.0174)	$(0.0077)	$(0.0299)	$(0.0143)
Diluted - note 3)	$(0.0174)	$(0.0077)	$(0.0299)	$(0.0143)

Net (loss)	$(293,230)	$(274,180)	$(502,999)	$(512,479)
Other comprehensive income - gain on foreign currency translation	34,040	536	34,220	7,488

Comprehensive (loss)	$(259,190)	$(273,644)	$(468,779)	$(504,991)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(502,999)	$(512,479)
Adjustments to reconcile net loss to net cash
(used in) operating activities :
Depreciation	10,057	21,729
Share-based payment expense	149,454	155,448
Provision for doubtful accounts	73,161	-
Changes in operating assets and liabilities :
Accounts receivable	-	(185,708)
Advances to suppliers	-	(146,375)
Other receivable, deposits and prepayment	10,280	(194,083)
Inventories	-	(844,734)
Accounts payable	-	169,732
Deposits from customers	-	36,382
Accrued expense and other payable	(252,522)	29,588

Net cash (used in) operating activities	(512,569)	(1,470,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(96,902)	-

Net cash (used in) investing activities	(96,902)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from a director	-	684,720

Net amounts due to trustees	3,529,700	-

Net cash provided by financing activities	3,529,700	684,720

Effect of exchange rate changes on cash and cash equivalents	28,996	7,051

Net increase/(decrease) in cash and cash equivalents	2,949,225	(778,729)

Cash and cash equivalents, beginning balance	71,608	855,713

Cash and cash equivalents, ending balance	$3,020,833	$76,984

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP. COM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Preferred Stock
						Common
					Additional	stock issued	Other		Total
	Stock		Stock		paid-in	for prepaid	comprehensive	(Accumulated	stockholders
	outstanding	Amount	outstanding	Amount	capital	service	income	loss)	equity

Balance at January 1, 2012	32,281,642	$32,281	3,558,046	$3,558	$5,815,844	$(702,743)	$108,193	$(4,325,648)	$931,485

Foreign currency translation
adjustments - note 10)	-	-	-	-	-	-	8,387	-	8,387

Record of common stock for
prepaid service - note 8)	-	-	-	-	-	308,079	-	-	308,079

Issuance of common stock for
Legal adviser - notes 6, 8)	40,000	40	-	-	760	-	-	-	800

Issuance of common stock for
consultancy service - notes 6, 8)	9,000	9	-	-	711	-	-	-	720

Cancellation of shares - note 6)	(15,540,011)	(15,540)	(3,558,046)	(3,558)	19,098	-	-	-	-

(Loss) for the year ended
December 31, 2012	-	-	-	-	-	-	-	(1,393,388)	(1,393,388)

Balance at December 31, 2012	16,790,631	$16,790	-	$-	$5,836,413	$(394,664)	$116,580	$(5,719,036)	$(143,917)

Foreign currency translation
adjustments - note 10)	-	-	-	-	-		34,220	-	34,220

Record of common stock for
prepaid service - note 8)	-	-	-	-	-	145,014	-	-	145,014

Issuance of common stock for
Legal adviser - notes 6, 8)	16,000	16	-	-	4,424	-	-	-	4,440

(Loss) for the six months ended
June 30, 2013	-	-	-	-	-	-	-	(502,999)	(502,999)

Balance at June 30, 2013	16,806,631	$16,806	-	$-	$5,840,837	$(249,650)	$150,800	$(6,222,035)	$(463,242)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

Note 1 -ORGANIZATION

China Ceetop.com, Inc. (the “Company” or “China Ceetop”) was incorporated in Oregon on February 18, 2003 under the name of GL Gold Inc.  On June 6, 2003 the Company filed an amendment with the State of Oregon changing its name to Oregon Gold, Inc. On January 7, 2011 Oregon Gold Inc. changed its name to China Ceetop.com, Inc.

Surry Holdings Limited (“Surry”)was incorporated in the British Virgin Islands on September 18, 2009.  Surry holds 100% of Westow Technology Limited (“Westow”), a company incorporated in the British Virgin Islands, which in turn holds100% of Shenzhen Ceetop Network Technology Co., Limited ("SZ Ceetop"), a company incorporated in Shenzhen, Peoples’ Republic of China ("PRC") and ultimately holds 100% of Hangzhou Ceetop Network Technology Co., Limited ("HZ Ceetop"), a company incorporated in Hangzhou, PRC.

Pursuant to a series of transactions completed in September, 2009, Surry became the holding company of Westow, SZ Ceetop and HZ Ceetop ("Group Reorganization").

Since Surry, Westow, SZ Ceetop and HZ Ceetop were under common control of a controlling party both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting.  The consolidated financial statements have been prepared on the basis as if Surry had always been the holding company of Westow, SZ Ceetop and HZ Ceetop and this group structure had been in existence throughout the six months ended June 30, 2013 and year ended December 31, 2012 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

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

On March 5, 2013, the name of subsidiary company, Shenzhen Ceetop Network Technology Co., Limited (“SZ Ceetop ) was changed to Guizhou Ceetop Network Technology Co., Limited (“GZ Ceetop”).

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

Note 1 –ORGANIZATION(CONTINUED)

On May 29, 2013,  GZ Ceetop established two 100% owned subsidiaries, Hangzhou Tuoyin Management Consulting Co., Limited and Hangzhou Lianzhan Supply Chain Management Co., Limited to enhance the management of B2B supply chain service.

These Consolidated Financial Statements present the Company and its subsidiaries on a historical basis.

Note 2 - GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying Consolidated Financial Statements, the Company incurred net losses of $502,999 and $512,479 for the six months ended June 30, 2013 and 2012 respectively, has accumulated deficit of $6,222,035 and has net deficiency in assets of $463,242 respectively at June 30, 2013.  Although as mentioned in Note 7 “Additional Paid in Capital”, a former major preferred stock shareholder of the Company has undertaken to inject funds in the amount of RMB10,000,000 (equivalent to $1,547,000) to HZ Ceetop as its working capital on or before December 31, 2011.  However, up to June 30, 2013, only RMB2,000,000 (equivalent to $312,412) was injected by that former major shareholder and at the same time of injection was waived for repayment by that shareholder so that the amount $312,412 was credited to additional paid in capital.  Management is unable and in particular following returning cancellation of all preferred stock for no consideration on September 5, 2012 (note7) to ascertain when the balance of RMB8,000,000 (equivalent to $1,234,588) would be injected to the Company.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  As mentioned in more detail in Note 4, net funds of $3,529,700 were received during the six month period ended June 30, 2013, from potential investors pending execution of formal stock purchase agreements and the related issuance of common stocks. During the year ended December 31, 2012, a verbal agreement was reached by the Government of Guiyang (the “Government”) and the Company.  Under the terms of agreement, the Government will provide subsidies to the Company amounting to RMB10,000,000 in three consecutive years to encourage the Company establish the business in the city in order to enhance the economic development of the city.  With respect to the verbal agreement, management considers that the main terms of the agreement have been agreed and the remaining details are still in the process of negotiation.  Management is confident that the agreement will be finalized and executed in the near future.  During the negotiation in six months ended June 30, 2013 between both parties, the Company did not generate any supply chain service income pending the finalization of the agreement.  The Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These Unaudited Consolidated Financial Statements were prepared by the Company pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to present fairly the operating results for the respective periods.  Certain information and footnote disclosures normally present in Annual Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations.  These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and footnotes for the year ended December 31, 2012.  The results for six months ended June 30, 2013, are not necessary indicative of the results to be expected for the full year ending December 31, 2013.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company adopted the new accounting guidance (“Codification”) on July 1, 2009. For the six months ended June 30, 2013, all reference for periods subsequent to July 1, 2009 are based on the codification. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in the United States Dollars (“USD”).

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

Translation Adjustment

As of June 30, 2013 and December 31, 2012, the accounts of the Company were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification, with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six months and three months ended June 30, 2013 and 2012 included net income and foreign currency translation adjustments.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type as of June 30, 2013 and December 31, 2012.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of June 30, 2013 and December 31, 2012.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collation history.  Allowances for doubtful accounts as of June 30, 2013 and December 31, 2012 were $257,678 and $179,867 respectively.

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

Office equipment	3 - 5 years

As of June 30, 2013 and December 31, 2012 Property, Plant & Equipment consist of the following:

	06/30/2013	12/31/2012

Office equipment	368,600	266,163
Accumulated depreciation	(263,723)	(248,335)

	$104,877	$17,828

Depreciation expense for the six months ended June 30, 2013 and 2012 was $10,057 and $21,729, respectively.

Depreciation expense for the three months ended June 30, 2013 and 2012 was $2,822 and $12,220, respectively.

Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business”. The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2013 and December 31, 2012, there were no impairments of its long-lived assets.

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
JUNE 30, 2013
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Shipping and Handling costs

Shipping and handling costs consist primarily of freight charges and packaging charges for delivery of goods to the customers and are included in selling, general and administrative expenses.  The Company expenses all shipping and handling costs when they are incurred.  For the six months ended June 30, 2013 and 2012, the Company incurred freight charges of $Nil and $1,320 respectively and the company did not incur any packaging charges.  For the three months ended June 30, 2013 and 2012, the Company did not incur any freight charges and packaging charges.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At June 30, 2013 and December 31, 2012, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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
JUNE 30, 2013
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

Share-Based payment

Share-based payment is accounted for based on the FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”) and Emerging Issue Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and Emerging Issue Task Force 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” (“EITF 00-18”) (codified in FASB ASC Topic 505-50).  The Company recognized in the Consolidated Statements of Income and Comprehensive Income the fair value of shares, stock options and other equity-based compensation issued to non-employees when the service provided by non-employees is completed, or the date when the shares were issued (provided that the shares issued are fully vested and not subject to forfeiture) with the prepaid services presented as contra equity.  This is in accordance with the consensus reached in EITF 00-18 that in the event that a note or receivable is acquired in exchange for the fully vested, non-forfeitable equity instruments, the note or receivable should be displayed as contra-equity by the granter.  The Company as granter interprets that the term “receivable” also embraces prepaid service fees. For employees, the Company recognized in the Consolidated Statements of Income and Comprehensive Income the grant date fair value of the shares, stock options and other equity-based compensation over the requisite service period.  In respect of the service agreement the Company entered into with a service provider for provision of investor relations and financial media service, the service provider is compensated for 9,000 common shares of the Company no later than the 5th day of and for each month over the period of the agreement.  In accordance with the consensus reached in EITF 96-18, the Company recognized in the Consolidated Statement of Income and Comprehensive Income the fair value of each 9,000 common shares issued to the service provider each month as share based payment on the same basis in the same period and in the same manner as if the Company had paid cash for the service rendered by the service provider instead of paying with equity instruments (common shares) of the Company in each month and that the measurement date of the fair value of each 9,000 common shares issued to the service provider will be the issue date which is before the 5th day of each month. However, both parties signed an early termination agreement on August 14, 2012 agreeing that the effective date of termination of the agreement was February 01, 2012.  The Company recognized the stock based compensation expense amounted to $720 for this service which was based on stock price measured at fair market value at the date of allotment of shares on August 23, 2012 (9,000 common shares at $0.08 per share).On December 17, 2012, the Company recognized stock based compensation expense amounted to $800 for the legal advice performed by the Company’s legal adviser Mr. Jeffrey Stein which was based on stock price measured at fair market value at the date of allotment of shares (40,000 common shares at $0.02 per share).  On January 1, 2013, the Company recognized stock based compensation expense amounted to $240 for the legal advice performed by the Company’s legal adviser Mr. Jeffrey Stein which was based on stock price measured at fair market value at the date of allotment of shares (12,000 common shares at $0.02 per share).  On May 8, 2013, the Company recognized stock based compensation expense amounted to $4,200 for the legal advice performed by the Company’s legal adviser Mr. Jeffrey Stein which was based on stock price measured at fair market value at the date of allotment of shares (4,000 common shares at $1.05 per share).

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. At present, there is a high concentration on a few outstanding accounts receivable brought forward from prior periods as more fully explained in Note 12 hereof.  The Company controls credit risk related to account receivable through credit approvals, credit limits and monitoring procedures.  The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

As of June 30, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 4 - AMOUNTS DUE TO TRUSTEES

The Company intends to increase its capital by issuing new common stocks to a group of potential shareholders.  During the quarter ended June 30, 2013, funds totaling $4,663,700 were received from these potential shareholders through three trustees for this purpose.  However, as at June 30, 2013, no formal stock purchase agreement has been executed and common stocks have not been issued, out of the funds $4,663,700 received, $1,134,000 were advanced to two potential shareholders within the group of potential shareholders, thereby leaving a net amount of $3,529,700.

The advance payments of $1,134,000 will be settled when stock purchase agreement is executed and common stocks are issued.  The net amount $3,529,700 received from these three trustees are classified under current liabilities in the Company’s balance sheet and these amounts due are unsecured, interest free and are repayable on demand.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

Note 5 - INCOME TAXES

The Company operates in more than one jurisdiction with the main operations conducted in  PRC and no activities in United States, with complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities. The Company evaluates its tax positions and establishes liabilities, if required.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) through December 31, 2007 is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax.  As from January 1, 2008 onwards, the EIT is at a statutory rate of 25%.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations. For the six months and three months ended June 30, 2013 and 2012, the Company had no related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

The deferred tax asset not recognized is as follows:

	06/30/2013	12/31/2012

Unused tax loss brought forward	$5,208,680	$4,124,891
Unused tax loss for the period/year	502,999	1,393,388
Expenses not deductible for tax (share-based payment)	(149,454)	(309,599)

	$5,562,225	$5,208,680

Unrecognized deferred tax asset brought forward	1,302,170	1,031,223
Unrecognized deferred tax asset for the year (at PRC tax rate of 25%)	88,386	270,947

Unrecognized deferred tax asset carried forward	$1,390,556	$1,302,170
Less : valuation allowances	(1,390,556)	(1,302,170)

Deferred income tax benefit, net of valuation allowance	$-	$-

The Company has not recognized deferred tax asset in respect of PRC tax loss in these Consolidated Financial Statements as it is not more-likely-than-not that the future taxable profit against which loss can be utilized will be available to the entities operating in PRC.  The unrecognized  tax loss as of December 31, 2012 that will be expiring in 2013, 2014, 2015, 2016 and 2017are respectively $426,068, $648,473, $1,596,587, $1,453,763 and $1,083,789.The unrecognized tax loss incurred for six months ended June 30, 2013 of $353,545 (on top of the amount of unrecognized tax losses to December 31, 2012) will expire in 2018.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

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

On September 5, 2012, 7,423,817 shares of common stock and 3,558,046 shares of preferred stock held by six shareholders and a shareholder respectively were returned and cancelled for no consideration.

On November 30, 2012, 8,116,194 shares of common stock held by four shareholders were returned and cancelled for no consideration.

The return and cancellation of common stocks and preferred stocks by major shareholders on September 5, 2012 and November 30, 2012 are for the purposes of supporting the development of the Company by those major shareholders and in order to induce more potential investors to inject capital into the Company in the future.

On December 17, 2012, the Company issued common stock of 40,000 shares to an independent party for settlement of services provided to the Company regarding general legal advisory services amounted to $800 (Note 8).

On January 1, 2013 and May 8, 2013, the Company has issued common stock of 12,000 shares and 4,000 shares to an independent party for settlement of services provided to the Company regarding general legal advisory services amounted to $240 and $4,200 (Note 8) respectively.

As of June 30, 2013, the Company has a total of 16,806,631 shares of common stock and no shares of Series A Preferred Stock outstanding.

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

Note 7 - ADDITIONAL PAID IN CAPITAL

Included in the Additional paid-in capital balance of $5,840,837 as of June30, 2013, is an amount $4,399,000 arose from two waivers of amount due to shareholders took place in December, 2009 of $1,465,000 and February, 2010 of $2,934,000.

On July 21, 2011, the Company obtained a financial undertaking from the former holder of our preferred stock, Guoxing Wang, to inject funds in the amount of RMB10,000,000 (equivalent to $1,547,000) to HZ Ceetop as its working capital on or before December 31, 2011.  That shareholder further agreed that such capital injection will be interest free and he waived his entitlement to and right for repayment to the capital injected.  On August 8, 2011, there was a capital injection of RMB2, 000,000 (equivalent to $312,412) received from that shareholder and was credited to Additional Paid in Capital of the Company. Management is unable to ascertain when, or if, the balance of RMB8, 000,000 (equivalent to $1,234,588) will be injected to the Company.

On September 5, 2012, 7,423,817 shares of common stock and 3,558,046 shares of preferred stock held by six shareholders and a shareholder respectively were returned and cancelled for no consideration; an amount of $10,982 was therefore credited to additional paid in capital on that date.

On November 30, 2012, 8,116,194 shares of common stock held by four shareholders were returned and cancelled for no consideration; an amount of $8,116 was therefore credited to additional paid in capital on that date.

Note 8 - SHARE BASED PAYMENTS

On July 12, 2011, the Company issued 2,900,000 shares of the Company’s common stock to Wuying Wang, Xiaoghua Jin, Lifang Yang and Qingxin Huang, four independent parties, in exchange for market research and other advisory services from them pursuant to the terms of four consultancy agreements dated May 6, 2011, June 15, 2011, April 3, 2011 and May 5, 2011 respectively (“Consultancy Agreements”) (see Note 6).  The shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.31 per share and the total fair value of the shares issued was $899,000.  The fair value of the shares issued was based on the quoted market price of the Company’s shares as of July 12, 2011. The total fair value of the shares issued is recognized as a share-based payment expense over the period from the date of the Consultancy Agreements to the consultancy services are completed.  The consultancy services are to be performed for two to three years.   For the six months ended June 30, 2013 and 2012 the Company amortized $145,014 and $153,198 as share-based payment expense respectively.  For the three months ended June 30, 2013 and 2012 the Company amortized $69,257 and $76,599 as share-based payment expense respectively.  The unrecognized share-based payment expense of $249,650 as of June 30, 2013 will be amortized up to July 2014.  There is no tax benefit related to the share-based payment expense recognized.

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

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

Note 8 - SHARE BASED PAYMENTS (CONTINUED)

On December 17, 2012, the Company issued 40,000 shares of the Company’s common stock to the Company’s legal adviser for legal advisory services performed to the Company. The fair market value of the shares issued was $0.02 per share and total fair value of the shares issued was $800 and was recognized as a share-based payment expenses when issued.

On January 1, 2013, the Company issued 12,000 shares of the Company’s common stock to the Company’s legal adviser, for legal advisory services performed to the Company. The fair market value of the shares issued was $0.02 per share and total fair value of the shares issued was $240 and was recognized as a share-based payment expenses when issued.

On May 8, 2013, the Company issued 4,000 shares of the Company’s common stock to the Company’s legal adviser, for legal advisory services performed to the Company. The fair market value of the shares issued was $1.05 per share and total fair value of the shares issued was $4,200 and was recognized as a share-based payment expenses when issued.

Note 9 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves. The allocation is 10 percent of the net income and the cumulative allocations are not to exceed 50 percent of the registered capital.  However, the laws do not prohibit enterprises to allocate net income to this reserve after the limit of 50 percent of registered capital has been reached. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2013 and December 31, 2012, the Company has not allocated to these non-distributable reserve funds due to losses sustained in the six months ended June 30, 2013 and the year ended December 31, 2012.

Note 10 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Balances and movements of accumulated other comprehensive income, included in stockholders’ equity, at June 30, 2013 and December 31, 2012, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income

Balance at December 31, 2011	$108,193	$108,193
Change for the year	8,387	8,387

Balance at December 31, 2012	116,580	116,580
Change for 2013 Q1	180	180

Balance at March 31, 2013	$116,760	116,760
Change for 2013 Q2	34,040	34,040
Balance at June 30, 2013	$150,800	$150,800

CHINA CEETOP.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

Note 11- CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 12 - MAJOR CUSTOMERS AND CREDIT RISK

Two customers each accounted for 38% and 53% of accounts receivable respectively at June 30, 2013 and December 31, 2012 totaling 91%.  There was no vendor that accounted for more than 10% of accounts payable at June 30, 2013 and December 31, 2012.

There was no customer that accounted for more than 10% of sales for the three months ended June 30, 2013.  Three customers each accounted for more than 10% of sales for the three months ended June 30, 2012, totaling 64%.  There was no vendor that accounted for more than 10% of purchases for the three months ended June 30, 2013.  Three vendors each accounted for more than 10% of purchases for the three months ended June 30, 2012, totaling 62% of purchases.

There was no customer that accounted for more than 10% of sales for the six months ended June 30, 2013.  Two customers each accounted for more than 10% of sales for the six months ended June 30, 2012, totaling 34%.  There was no vendor that accounted for more than 10% of purchases for the six months ended June 30, 2013.  Two vendors each accounted for more than 10% of purchases for the six months ended June 30, 2012, totaling 43% of purchases.

Note 13 - LEASES

As at June 30, 2013, the Company had total future aggregate minimum lease payments under non-cancellable operating leases as follows:

06/30/2013

Within 1year	$60,313
In the second year	64,553
In the third year	71,621
In the fourth year	75,862
In the fifth year	51,831

$324,180

As at June 30, 2013, the Company has two offices situated in Hangzhou, PRC.  The operating lease for these offices provides for monthly rental payments of $6,071 and $248 that are expiring in March, 2018. As at December 31, 2012, the Company had one office situated in Hangzhou, PRC. The operating leases for these offices provided for monthly rental payments of $1,557 that was expiring in June, 2014.  In respect of these leases, the Company paid rental expenses of $13,361 and $10,952 for the six months ended June 30, 2013 and 2012 respectively.

Note 14 - SUBSEQUENT EVENTS

For the six months ended June 30, 2013, the Company has evaluated subsequent events for potential recognition and disclosure.

No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of Business

Overview

China Ceetop.com, Inc. (the “Company”) is an Oregon-registered corporation. Before 2013 the company owned and operated the online retail platform: www.ceetop.com. Due to excessive competition in online retail, the Company has transformed itself into an integrated supply chain services provider, and focuses on B to B supply chain management and related value-added services among enterprises.

Since second half of 2012, the Company gradually has changed its focus from online retail business, and focused on providing warehousing management and Business to Business (“B to B”) supply chain information technology service for suppliers. After business restructuring and pilot run in the first half of 2013, the Company’s main business was adjusted as following: through warehousing management service and focusing on B to B supply chain information technology, providing third party supply chain management service for customers, provide data services, and supply chain financial services, and other value-added services for customers. The Company provides customers with B to B integrated supply chain services.

By establishing a warehousing base, using iSCM (namely, e-commerce supply chain management system) platform to build a "standardized" identity for the "non-standardized" products, and completing standard data transmission between the upstream and downstream Enterprise Resource Planning of enterprises through iSCM platform, the Company will make the information of purchase, sales and logistics of its customers more accurate and transparent. With the support of this platform, our customers’ business information will be displayed accurately in front of their partners such as banks, thus improving the credibility of our customers. By providing customers with this platform and providing customers with third party logistics supervision, the Company will assist banks and other financial institutions to provide customers with supply chain based financial services.

Through the stimulation of labor specialization, the original competition between products or companies has turned into the competition between supply chains. Each supply chain is represented by collaboration among multiple enterprises, and provides a set of final products for consumers. The Company now focuses on B to B data collection and transmission among multiple enterprises, and data analysis services. Our advanced technology, experiences in supply chain management and efficient data processing ability can provide value-added data services for other online platforms, offline stores and logistic servers, banks and others.

The Company was headquartered in Shenzhen, China, and the headquarters was moved to Guiyang, China, in the second quarter of 2013. We also maintain an operating office and warehousing base located in Hangzhou, China.

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

Organizational History of Surry

Surry was incorporated in the British Virgin Islands on September 18, 2009. Surry owns 100% of the outstanding securities of Westow Technology Limited (“Westow”), a company incorporated in the British Virgin Islands. Surry’s subsidiaries are engaged in supply chain services business. Pursuant to a transaction completed on February 28, 2010, the Company holds 100% of Westow.

Organizational History of Westow

Westow was incorporated on September 7, 2009, and owns 100% of the outstanding securities of Guizhou Ceetop Network Technology Co., Ltd (Formerly Shenzhen Ceetop Network Technology Co., Limited, changed name and moved to Guiyang, China, in second quarter of 2013),  a company registered in Guiyang, PRC.

Organizational History of Guizhou Ceetop Network Technology Co., Ltd, Hangzhou Ceetop Network Technology Co., Ltd,Hangzhou Lianzhan Supply Chain Management Co., Ltd,Hangzhou Tuoyin Management Consulting Co., Ltd.

Guizhou Ceetop Network Technology Co., Ltd (formerly Shenzhen Ceetop Network Technology Co., Ltd. was incorporated in Shenzhen in August, 2009) changed its name and moved to Guiyang, PRC during the second quarter of 2013. Hangzhou Ceetop Network Technology Co., Ltd. was incorporated in October 31, 2006. Both Hangzhou Lianzhan Supply Chain Management Co., Ltd. (mainly provides the integrated supply chain services, focuses on B to B supply chain management and related value-added service among enterprises.) and Hangzhou Tuoyin Management Consulting Co., Ltd. (mainly accumulates knowledge, technology expertise and patents, and provides consulting services for other enterprises.) were incorporated in Hangzhou in June 2013. Guizhou Ceetop Network Technology Co., Ltd owns 100% outstanding securities of Hangzhou Ceetop Network Technology Co., Ltd., Hangzhou Lianzhan Supply Chain Management Co., Ltd. and Hangzhou Tuoyin Management Consulting Co., Ltd.

Corporate Organization

The address for each entity is set forth below:

Name	Address
China Ceetop.com, Inc	A2803, Lianhe Guangchang, 5022 Binhe Dadao, Futian District, Shenzhen, China
Surry Holdings Limited	P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands
Westow Technology Limited	P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands
Guizhou Ceetop Network Technology Co. Ltd (headquarters)	East Yunhuan Road, Baiyun District, Guiyang, China
Hangzhou Ceetop Network Technology Co. Ltd	501 A YuanhuaWangzuo Center, 65 Xintang Road, Hangzhou, China, 310020
Hangzhou Lianzhan Supply Chain Management Co., Ltd.	Suite A1028, 9th Xiyuan Road, Boke Dasha, Hangzhou, China
Hangzhou Tuoyin Management Consulting Co., Ltd.	Suite A1027, 9th Xiyuan Road, Boke Dasha, Hangzhou, China

Comparison of Three Months Ended June 30, 2013 and 2012

For the three months ended June 30, 2013, our net sales decreased to $0 from $1,333,633for the three months ended June 30, 2012, representing a 100% decrease. This decrease in net sales was due to the Company’s transition from online retail sales to B to B supply chain service.

Cost of Sales

For the three months ended June 30, 2013 and 2012, the Company’s costs of sales were $0 and $1,310,734 respectively, a decrease of 100%.  This decrease in cost of sales was mainly due to the decrease in sales, and the transition of the Company into a new facet of business.

Gross Profit

For the three months ended June 30, 2013, our gross profit decreased to $0 from $22,899 for the three months ended June 30, 2012, representing a 100% decrease. The decrease in gross profit was a result of the transition of our business.

Stock Based Compensation

The Company had stock based compensation for the three months ended June 30, 2013 and 2012 of $73,457 and $74,259, respectively.  The compensation was issued for various consulting and professional services to the Company.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased to $222,228 for the three months ended June 30, 2013 from $223,571 for the three months ended June 30, 2012.

Net loss

The Company’s net loss was $293,230 and $274,180 for the three months ended June 30, 2013 and 2012, respectively representing a 7% increase.

Liquidity and Capital Resources

As of June 30, 2013 and December 31, 2012, we had cash and cash equivalents of $3,020,833 and $71,608, respectively, primarily consisting of cash on hand and demand deposits.  To date, we have financed our operations primarily through cash flows from operations and capital contributions.

For the year ended December 31, 2012, our independent auditors, in their report on the financial statements, have indicated that the Company has experienced recurring losses from operations and may not have enough cash and working capital to fund its operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. Management has made a similar note in the financial statements.  As indicated herein, we must raise capital for the implementation of our business plan, and we will need additional capital for continuing our operations.  We do not have sufficient revenues to pay our expenses of operations.  Unless the Company is able to raise working capital, it is likely that the Company either will have to cease operations or substantially change its methods of operations or change its business plan.

Operating activities

Net cash used in operating activities was $512,569 for the six months ended June 30, 2013, compared to net cash used in operating activities of $1,470,500 for the six months ended June 30, 2012. The primary change in cash used was due to the Company transition in its business during this period.

Investing activities

Net cash used in investing activities was ($96,902) for the six months ended June 30, 2013, compared to net cash used in investing activities of $nil for the six months ended June 30, 2012. The net cash used in investing activities was due to the payment by the Company for acquisition of property and equipment equal to $96,902 during the six months ended June 30, 2013.

Financing activities

Net cash provided by financing activities was $3,529,700 for the six months ended June 30, 2013, compared to net cash provided by financing activities of $684,720 for the six months ended June 30, 2012.The net cash used by financing activities was due to cash advance from three potential investors of $3,529,700 during the six months ended June 30, 2013.  The Company is in the process of formalizing suitable documentation for this investment into the Company and if such agreements cannot be finalized the Company may be forced to return all or a portion of such funds.

Although the Company incurred a loss of $502,999 for the six months ended June 30, 2013 and has sustained accumulated losses of $6,222,035 at June 30, 2013, the Company is actively seeking additional financing opportunities, and focusing on the transition to the new facets of its business to generate cash flow.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013. Their evaluation was carried out with the participation of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (2)

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

CHINA CEETOP.COM, INC.
(Registrant)

By:	Weiliang Liu
Weiliang Liu
CEO, President, Secretary, and Director

Date: August 20, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Weiliang Liu	CEO, President, Secretary, and Director	August 20, 2013
Weiliang Liu

/s/ Shengming Jia	CFO, and Treasurer	August 20, 2013
Shengming Jia