Form 10-Q
period 2013-09-30
Ceetop Inc.
filed 2013-11-20
CIK 1439254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2013

Commission File Number 000-32629

Ceetop Inc.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 8, 2013 the Company had outstanding 16,806,631shares of its common stock, par value $0.001.

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

PART I – FINANCIAL INFORMATION

Item1.  Financial Statements

CEETOP INC. (FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)
CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
	Notes	2013	2012
		(Unaudited)	(Audited)
ASSETS

Current Assets

Cash and cash equivalents		$660,436	$71,608
Accounts receivable, net of provision of $385,646 (2012 : $179,867)	3	92,006	285,184
Other receivables		111,367	172,514
Prepayments and deposits		50,398	6,495

Total Current Assets		914,207	535,801

Property and equipment, net of accumulated depreciation of $277,082 (2012 : $248,335)	3	269,493	17,828
Equity interest in an investee company	4	1,382,761	-

Total Assets		$2,566,461	$553,629

LIABILITIES AND STOCKHOLDERS' EQUITY

Current and Total Liabilities

Accrued expenses and other payable		$376,661	$697,546
Amounts due to trustees	5	2,988,947	-

Total Current and Total Liabilities		3,365,608	697,546

Stockholders' Equity

Common stock, USD0.001 par value, 100,000,000 shares authorized, 16,806,631 and 16,790,631 shares issued
and outstanding at September 30, 2013 and December 31, 2012 respectively	7	16,806	16,790
Preferred stock, USD0.001 par value	7	-	-
Additional paid-in capital	8	5,840,837	5,836,413
Common Stock issued for prepaid services	9	(183,467)	(394,664)
Statutory reserve	10	-	-
Accumulated other comprehensive income	11	171,183	116,580
Accumulated deficit		(6,644,506)	(5,719,036)

Stockholders' Equity		(799,147)	(143,917)

Total Liabilities and Stockholders' Equity		$2,566,461	$553,629

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC. (FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Sales, net	$-	$1,244,458	$-	$3,888,116

Cost of sales	-	(1,227,218)	-	(3,783,890)

Gross profit	-	17,240	-	104,226
Stock based compensation	(66,183)	(75,911)	(215,637)	(231,359)
Selling, general and administrative expenses	(361,233)	(95,892)	(717,235)	(540,825)

(Loss) from operations	(427,416)	(154,563)	(932,872)	(667,958)

Other Income
Interest income	1,734	14	4,191	198
Other income	-	3,271	-	4,003
Equity gain - share of investee company earnings	3,211	-	3,211	-

Total other income	4,945	3,285	7,401	4,201

Net (loss)	$(422,471)	(151,278)	$(925,470)	(663,757)

Weighted average shares (including common shares and non-convertible preferred shares) outstanding
Basic - note 3)	16,805,243	32,739,354	16,804,191	34,798,315
Diluted - note 3)	16,805,243	32,739,354	16,804,191	34,798,315

Net (loss) per share (include common shares and non-convertible preferred shares)
Basic - note 3)	$(0.0251)	(0.0046)	$(0.0551)	(0.0191)
Diluted - note 3)	$(0.0251)	(0.0046)	$(0.0551)	(0.0191)

Net (loss)	$(422,471)	(151,278)	$(925,470)	(663,757)
Other comprehensive income - gain on foreign currency translation	20,383	(1,030)	54,603	6,458

Comprehensive (loss)	$(402,088)	(152,308)	$(870,867)	(657,299)

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC. (FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(925,470)	$(663,757)
Adjustments to reconcile net loss to net cash
(used in) operating activities :
Depreciation	21,738	33,926
Share-based payment expense	215,637	231,359
Equity gain-share of investee company earnings	(3,211)	-
Provision for doubtful accounts	198,905	-
Changes in operating assets and liabilities :
Accounts receivable	(1,817)	(206,316)
Advances to suppliers	-	(157,098)
Other receivable, deposits and prepayment	77,476	(178,708)
Inventories	-	(785,848)
Accounts payable	-	-
Deposits from customers	-	64,936
Accrued expense and other payable	(381,117)	(31,238)

Net cash (used in) operating activities	(797,859)	(1,692,744)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(272,602)	-
Investment in an investee company	(1,379,550)	-
Net cash (used in) investing activities	(1,652,152)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from a director	-	844,206
Net amounts due to trustees	2,988,947	-
Net cash provided by financing activities	2,988,947	844,206

Effect of exchange rate changes on cash and cash equivalents	49,892	6,075

Net increase/(decrease) in cash and cash equivalents	588,828	(842,463)

Cash and cash equivalents, beginning balance	71,608	855,713

Cash and cash equivalents, ending balance	$660,436	$13,250

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC. (FORMERLY KNOWN AS CHINA CEETOP. COM, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

						Common
	Common Stock		Preferred Stock		Additional	stock issued	Other		Total
	Stock		Stock		paid-in	for prepaid	comprehensive	(Accumulated	stockholders
	outstanding	Amount	outstanding	Amount	capital	service	income	loss)	equity

Balance at January 1, 2012	32,281,642	$32,281	3,558,046	$3,558	$5,815,844	$(702,743)	$108,193	$(4,325,648)	$931,485

Foreign currency translation adjustments - note 11)	-	-	-	-	-	-	8,387	-	8,387

Record of common stock for prepaid service - note 9)	-	-	-	-	-	308,079	-	-	308,079

Issuance of common stock for Legal adviser - notes 7, 9)	40,000	40	-	-	760	-	-	-	800

Issuance of common stock for consultancy service - notes 7, 9)	9,000	9	-	-	711	-	-	-	720

Cancellation of shares - note 7)	(15,540,011)	(15,540)	(3,558,046)	(3,558)	19,098	-	-	-	-

(Loss) for the year ended December 31, 2012	-	-	-	-	-	-	-	(1,393,388)	(1,393,388)

Balance at December 31, 2012	16,790,631	$16,790	-	$-	$5,836,413	$(394,664)	$116,580	$(5,719,036)	$(143,917)

Foreign currency translation adjustments - note 11)	-	-	-	-	-		54,603	-	54,603

Record of common stock for prepaid service - note 9)	-	-	-	-	-	211,197	-	-	211,197

Issuance of common stock for Legal adviser - notes 7, 9)	16,000	16	-	-	4,424	-	-	-	4,440

(Loss) for the nine months ended September 30, 2013	-	-	-	-	-	-	-	(925,470)	(925,470)

Balance at September 30, 2013	16,806,631	$16,806	-	$-	$5,840,837	$(183,467)	$171,183	$(6,644,506)	$(799,147)

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.
(FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Note 1 - ORGANIZATION

Ceetop, Inc. (the “Company” or “ Ceetop”) was incorporated in Oregon on February 18, 2003 under the name of GL Gold Inc.  On June 6, 2003 the Company filed an amendment with the State of Oregon changing its name to Oregon Gold, Inc.  On January 7, 2011 Oregon Gold Inc. changed its name to China Ceetop.com, Inc.  On September 12, 2013, the Company further changed its name to Ceetop Inc.

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

Since Surry, Westow, SZ Ceetop and HZ Ceetop were under common control of a controlling party both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting.  The consolidated financial statements have been prepared on the basis as if Surry had always been the holding company of Westow, SZ Ceetop and HZ Ceetop and this group structure had been in existence throughout the nine months ended September 30, 2013 and year ended December 31, 2012 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

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

CEETOP INC.
(FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Note 1 – ORGANIZATION (CONTINUED)

The Company has transformed from online retail sales into an integrated supply chain service provider, and focuses on  business to business supply chain management and related value added services for customers.  Through the stimulation of Labor Specialization, the original competition between products or companies has turned into the competition between supply chains. Each supply chain is a consolidation of companies to provide the final products.

On March 5, 2013, the name of the subsidiary company, Shenzhen Ceetop Network Technology Co., Limited (“SZ Ceetop”) was changed to Guizhou Ceetop Network Technology Co., Limited (“GZ Ceetop”).

On May 29, 2013, GZ Ceetop established two 100% owned subsidiaries, Hangzhou Tuoyin Management Consulting Co., Limited and Hangzhou Lianzhan Supply Chain Management Co., Limited to enhance the management of Business to Business  supply chain service.

On August 22, 2013, GZ Ceetop acquired a 42.5% interest in Hangzhou Softview Information Technology Company Limited to enhance information technology in the supply chain management system.

These Consolidated Financial Statements present the Company and its subsidiaries on a historical basis.

Note 2 - GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying Consolidated Financial Statements, the Company incurred net losses of $925,470 and $663,757 for the nine months ended September 30, 2013 and 2012 respectively, has accumulated deficit of $6,644,506 and has net deficiency in shareholders’ equity of 799,147 respectively at September 30, 2013.  Although as mentioned in Note 8 “Additional Paid in Capital”, a former major preferred stock shareholder of the Company has undertaken to inject funds in the amount of RMB10,000,000 (equivalent to $1,547,000) to HZ Ceetop as its working capital on or before December 31, 2011However, up to September 30, 2013, only RMB2,000,000 (equivalent to $312,412) was injected by that major shareholder, who waived repayment thereof, so the amount $312,412 was credited to additional paid in capital.   Management is unable and in particular following returning and cancellation of all preferred stock for no consideration on September 5, 2012 (note 8) to ascertain when the balance of RMB8,000,000 (equivalent to $1,234,588) would be injected to the Company.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  As mentioned in note 5, net funds of $3,529,700 have been received during the nine month period ended September 30, 2013, from a group of potential shareholders pending execution of formal stock purchase agreement and issuance of common stock.  During the year ended December 31, 2012, a verbal agreement was reached by the Government of Guiyang (the “Government”) and the Company.  Under the terms of agreement, the Government will provide subsidies to the Company amounting to RMB10,000,000 per year for three consecutive years to encourage the Company establish the business in the city in order to enhance the economic development of the city.  With respect to the verbal agreement, management considers that the main terms of the agreement have been agreed and the remaining details are still in the process of negotiation.  Management is confident that the agreement will be finalized and executed in the near future, but there is no guarantee an agreement will be entered into and if so when any such agreement will be entered into.

CEETOP INC.
(FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Note 2 - GOING CONCERN (CONTINUED)

During the nine months ended September 30, 2013, the Company did not generate any supply chain service income pending the finalization of the agreement.  The Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These Unaudited Consolidated Financial Statements were prepared by the Company pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to present fairly the operating results for the respective periods.  Certain information and footnote disclosures normally present in Annual Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations.  These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and footnotes for the year ended December 31, 2012.  The results for nine months ended September 30, 2013, are not necessary indicative of the results to be expected for the full year ending December 31, 2013.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The Company adopted the new accounting guidance (“Codification”) on July 1, 2009.  For the nine months ended September 30, 2013, all reference for periods subsequent to July 1, 2009 are based on the codification.  The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in the United States Dollars (“USD”).

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

CEETOP INC.
(FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment

As of September 30, 2013 and December 31, 2012, the accounts of the Company were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification, with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine months and three months ended September 30, 2013 and 2012 included net income and foreign currency translation adjustments.

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

CEETOP INC.
(FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.  There were no contingencies of this type as of September 30, 2013 and December 31, 2012.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.  There were no contingencies of this type as of September 30, 2013 and December 31, 2012.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collation history.  Allowances for doubtful accounts as of September 30, 2013 and December 31, 2012 were $385,646 and $179,867 respectively.

CEETOP INC.
(FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

Office equipment	3 - 5 years
Leasehold improvement	3 years
Motor vehicles	10 years

As of September 30, 2013 and December 31, 2012 Property, Plant & Equipment consist of the following:

	09/30/2013	12/31/2012
Office equipment	396,645	266,163
Leasehold improvement	95,814	-
Motor vehicles	54,116	-
Accumulated depreciation	(277,082)	(248,335)
	$269,493	$17,828

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $21,738 and $33,926, respectively. Depreciation expense for the three months ended September 30, 2013 and 2012 was $11,681 and $12,197, respectively.

Equity interest in an investee company

In accordance with ASC 323, accounting for equity method investments, investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and; Consolidated Statements of Income and Comprehensive Income; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption “Equity gain-share of investee company” in the Consolidated Statements of Income and Comprehensive Income. The Company’s carrying value in an equity method investee company is reflected in the caption ‘‘Equity interest in an Investee company’’ in the Company’s Consolidated Balance Sheets.

CEETOP INC.
(FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equity interest in an investee company (continued)

When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

With respect to the difference between investor cost and underlying equity in net assets of investee at date of investment (basis difference), ASC 323 requires this difference to be assigned to depreciable or amortizable assets or liabilities and the basis difference should be amortized or depreciated in connection with the income/loss recognized by the investor of their proportionate share of the investee’s net income or loss.  This effectively adjusts the investee basis to the investor’s basis, generally over a period of time.

Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business”.  The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of September 30, 2013 and December 31, 2012, there were no impairments of its long-lived assets.

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

Shipping and Handling costs

Shipping and handling costs consist primarily of freight charges and packaging charges for delivery of goods to the customers and are included in selling, general and administrative expenses.  The Company expenses all shipping and handling costs when they are incurred.  For the nine months ended September 30, 2013 and 2012, the company incurred freight charges of $Nil and $1,320 respectively and the Company did not incur any packaging charges.  For the three months ended September 30, 2013 and 2012, the Company did not incur any freight charges and packaging charges.

CEETOP INC.
(FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740.  When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements.  At September 30, 2013 and December 31, 2012, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Statement of Cash Flows

In accordance with SFAS 95 “Statement of Cash Flows”, codified in FASB ASC Topic 230, cash flows from the Company’s operations are based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

CEETOP INC.
(FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

CEETOP INC.
(FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions.  At present, there is a high concentration on a few outstanding accounts receivable brought forward from prior periods as more fully explained in Note 13 hereof.  The Company controls credit risk related to account receivable through credit approvals, credit limits and monitoring procedures.  The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.”  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States of America (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operation or financial condition.

As of September 30, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

CEETOP INC.
(FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Note 4 – EQUITY INTEREST IN AN INVESTEE COMPANY

The Company’s investment in a company that is accounted for on the equity method of accounting represents 42.5% interest in Hangzhou Softview Information Technology Company Limited, a PRC incorporated company, which is engaged in development of supply chain information system. The investment in this company amounted to US$ 1,382,761 at September 30, 2013. The results of operations and financial position of the Company’s equity basis investment is summarized below:

Condensed income statement information:

	Since date of investment up to 09/30/2013	2013 Q1-Q3

Net sales	$24,707	$52,632
Gross margin	$24,618	$52,443
Net income/(loss)	$7,556	$(42,124)

Company’s equity gain-share of investee company	$3,211

Condensed balance sheet information:

09/30/2013

Current assets	$1,585,648
Non-current assets	1,655,215
Total assets	$3,240,863

Current liabilities	$66,503
Equity	3,174,360
Total liabilities and equity	$3,240,863

The excess of the carrying amount of the Company’s investment over the amount of its equity in the underlying net assets of the investee of $39,452 was assigned to goodwill which is not amortized but it is netted off against translation adjustment of $5,794.

CEETOP INC.
(FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Note 5 - AMOUNTS DUE TO TRUSTEES

During the quarter ended June 30, 2013, funds totaling $4,663,700 were received from potential investors.  However, as at September 30, 2013, no formal stock purchase agreements have been executed and shares of common stock have not been issued.  Out of the funds $4,663,700 received, $1,674,753 were advanced to two potential shareholders within the group of potential shareholders, thereby leaving a net amount of $2,988,947.

The advance payments of $1,674,753 will be settled when stock purchase agreements are executed and shares of common stock are issued.  The net amount $2,988,947 received from these three trustees are classified under current liabilities in the Company’s balance sheet and these amounts due are unsecured, interest free and are repayable on demand.

CEETOP INC.
(FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Note 6 - INCOME TAXES

The Company operates in more than one jurisdiction with the main operations conducted in PRC and no activities in United States with complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities.  The Company evaluates its tax positions and establishes liabilities, if required.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) through December 31, 2007 is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax.  As from January 1, 2008 onwards, the EIT is at a statutory rate of 25%.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations.  For the nine months and three months ended September 30, 2013 and 2012, the Company had no related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

The deferred tax asset not recognized is as follows:

	09/30/2013	12/31/2012
Unused tax loss brought forward	$5,208,680	$4,124,891
Unused tax loss for the period/year	925,470	1,393,388
Expenses not deductible for tax (share-based payment)	(215,637)	(309,599)
	$5,918,513	$5,208,680

Unrecognized deferred tax asset brought forward	1,302,170	1,031,223
Unrecognized deferred tax asset for the year (at PRC tax rate of 25%)	177,458	270,947
Unrecognized deferred tax asset carried forward	$1,479,628	$1,302,170
Less : valuation allowances	(1,479,628)	(1,302,170)

Deferred income tax benefit, net of valuation allowance	$-	$-

The Company has not recognized deferred tax asset in respect of PRC tax loss in these Consolidated Financial Statements as it is not more-likely-than-not that the future taxable profit against which loss can be utilized will be available to the entities operating in PRC.  The unrecognized tax loss as of December 31, 2012 that will be expiring in 2013, 2014, 2015, 2016 and 2017 are respectively $426,068, $648,473, $1,596,587, $1,453,763 and $1,083,789.  The unrecognized tax loss incurred for nine months ended September 30, 2013 of $709,833 (on top of the amount of unrecognized tax losses to December 31, 2012) will expire in 2018.

CEETOP INC.
(FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Note 7 - COMMON STOCK AND PREFERRED STOCK

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

On July 12, 2011, the Company issued 2,900,000 shares of common stock to four independent parties as payments to such parties for market research and other advisory services for $899,000 (see Note 9).

On December 27, 2011 and August 23, 2012, the Company has issued common stock of 18,000 shares and 9,000 shares respectively to an independent party for settlement of services provided to the Company regarding investor relations and financial media services amounted to $4,500 and $720 (note 9) respectively.

On September 5, 2012, 7,423,817 shares of common stock and 3,558,046 shares of preferred stock held by the six shareholders and a shareholder respectively were returned and cancelled for no consideration.

On November 30, 2012, 8,116,194 shares of common stock held by the four shareholders were returned and cancelled for no consideration.

The return and cancellation of shares of common stock and preferred stock by major shareholders on September 5, 2012 and November 30, 2012 are for the purposes of supporting the development of the Company by those major shareholders and in order to induce more potential investors to inject capital to the Company in the future.

On December 17, 2012, the Company has issued common stock of 40,000 shares to an independent party for settlement of services provided to the Company regarding general legal advisory services amounted to $800 (note 9) respectively.

On January 1, 2013 and May 8, 2013, the Company issued common stock of 12,000 shares and 4,000 shares to an independent party for settlement of services provided to the Company regarding general legal advisory services amounted to $240 and $4,200 (Note 9) respectively.

As of September 30, 2013, the Company has a total of 16,806,631 shares of common stock and no shares of Series A Preferred Stock outstanding.

CEETOP INC.
(FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Note 8 - ADDITIONAL PAID IN CAPITAL

Included in the Additional Paid in Capital balance of $5,840,837 as of September 30, 2013, is an amount of $4,399,000 which arose from two waivers of amounts due to shareholders which took place in December, 2009 of $1,465,000 and February, 2010 of $2,934,000.

On July 21, 2011, the Company obtained a financial undertaking from the holder of our preferred stock, Guoxing Wang, to inject funds in the amount of RMB10,000,000 (equivalent to $1,547,000) to HZ Ceetop as its working capital on or before December 31, 2011.  That shareholder further agreed that such capital injection will be interest free and he waived his entitlement to and right for repayment to the capital injected.  On August 8, 2011, there was a capital injection of RMB2,000,000 (equivalent to $312,412) received from that shareholder and was credited to Additional Paid in Capital of the Company.  Management is unable to ascertain when or if the balance of RMB8,000,000 (equivalent to $1,234,588) would be injected to the Company.

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

Note 9 - SHARE BASED PAYMENTS

On July 12, 2011, the Company issued an aggregate of 2,900,000 shares of the Company’s common stock to Wuying Wang, Xiaoghua Jin, Lifang Yang and Qingxin Huang, four independent parties, in exchange for market research and other advisory services from them pursuant to the terms of four consultancy agreements dated May 6, 2011, June 15, 2011, April 3, 2011 and May 5, 2011 respectively (“Consultancy Agreements”) (see Note 7).  The shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.31 per share and the total fair value of the shares issued was $899,000.  The fair value of the shares issued was based on the quoted market price of the Company’s shares as of July 12, 2011. The total fair value of the shares issued are recognized as a share-based payment expense over the period from the date of the Consultancy Agreements to the consultancy services are completed.  The consultancy services are to be performed for two to three years.   For the nine months ended September 30, 2013 and 2012 the Company amortized $215,637 and $231,359 as share-based payment expense respectively.  For the three months ended September 30, 2013 and 2012 the Company amortized $66,183 and $75,911 as share-based payment expense respectively.  The unrecognized share-based payment expense of $183,467 as of September 30, 2013 will be amortized up to July 2014.  There is no tax benefit related to the share-based payment expense recognized.

CEETOP INC.
(FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Note 9 - SHARE BASED PAYMENTS (CONTINUED)

On December 27, 2011, the Company issued 18,000 shares of the Company’s common stock to Capital Link, Inc., an independent party, in exchange for investor relations and financial media services provided by that party pursuant to the terms of service agreement dated November 9, 2011 (see Note 7).  The shares were fully vested and not subject to forfeiture when issued.  The fair value of the shares issued was $0.25 per share and total fair value of the shares issued was $4,500 and was recognized as a share-based payment expense when issued.  The fair value of the shares issued was based on the quoted market price of the Company’s shares as of December 27, 2011.  The Service Agreement was to be performed from December 1, 2011 to November 30, 2012 with a monthly retainer payable in the form of 9,000 common shares.  However, both parties signed an early termination agreement on August 14, 2012 agreeing that the effective date of termination of the agreement was February 01, 2012.  The Company recognized the stock based compensation expense amounted to $720 (As a provision of $2,250 had already been recognized in the quarter March 31, 2012, therefore a reversal of $1,530 was recognized in the quarter September 30, 2012) for this service which was based on stock price measured at fair market value at the date of allotment of shares on August 23, 2012 (9,000 common shares at $0.08 per share).

On December 17, 2012, the Company issued 40,000 shares of the Company’s common stock to the Company’s legal adviser for legal advisory services performed to the Company. The fair market value of the shares issued was $0.02 per share and total fair value of the shares issued was $800 and was recognized as a share-based payment expenses when issued.

On January 1, 2013, the Company issued 12,000 shares of the Company’s common stock to the Company’s legal adviser for legal advisory services performed to the Company. The fair market value of the shares issued was $0.02 per share and total fair value of the shares issued was $240 and was recognized as a share-based payment expenses when issued.

On May 8, 2013, the Company issued 4,000 shares of the Company’s common stock to the Company’s legal adviser for legal advisory services performed to the Company. The fair market value of the shares issued was $1.05 per share and total fair value of the shares issued was $4,200 and was recognized as a share-based payment expenses when issued.

Note 10 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves.  The allocation is 10 percent of the net income and the cumulative allocations are not to exceed 50 percent of the registered capital.  However, the laws do not prohibit enterprises allocate net income to this reserve after the limit of 50 per cent of registered capital has been reached.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2013 and December 31, 2012, the Company has not allocated to these non-distributable reserve funds due to loss sustained in the nine months ended September 30, 2013 and the year ended December 31, 2012.

CEETOP INC.
(FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Note 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Balances and movements of accumulated other comprehensive income, included in stockholders’ equity, at September 30, 2013 and December 31, 2012, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income

Balance at December 31, 2011	$108,193	$108,193
Change for the year	8,387	8,387

Balance at December 31, 2012	$116,580	$$116,580
Change for 2013 Q1	180	180

Balance at March 31, 2013	$116,760	$116,760
Change for 2013 Q2	34,040	34,040
Balance at June 30, 2013	$150,800	$150,800
Change for 2013 Q3	20,383	20,383
Balance at September 30, 2013	$171,183	$171,383

CEETOP INC.
(FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Note 12 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s operations are carried out entirely in the PRC.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy.  The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 13 - MAJOR CUSTOMERS AND CREDIT RISK

Two customers each accounted for 38% and 53% of accounts receivable respectively at September 30, 2013 and December 31, 2012.  There was no vendor that accounted for more than 10% of accounts payable at September 30, 2013 and December 31, 2012.

There was no customer that accounted for more than 10% of sales for the three months ended September 30, 2013.  Four customers each accounted for more than 10% of sales for the three months ended September 30, 2012, totaling 87%.   There was no vendor that accounted for more than 10% of purchases for the three months ended September 30, 2013.  Two vendors each accounted for more than 10% of purchases for the three months ended September 30, 2012, totaling 77% of purchases.

There was no customer that accounted for more than 10% of sales amount for the nine months ended September  30, 2013.  One customer accounted for more than 10% of sales amount for the nine months ended September 30, 2012, totaling 23%.   There was no vendor that accounted for more than 10% of purchases amount for the nine months ended September 30, 2013.  Two vendors each accounted for more than 10% of purchases amount for the nine months ended September 30, 2012, totaling 76% of purchases.

CEETOP INC.
(FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Note 14 - LEASES

As at September 30, 2013, the Company had total future aggregate minimum lease payments under non-cancellable operating leases as follows:

09/30/2013

With 1year	$61,980
In the second year	71,416
In the third year	70,768
In the forth year	75,159
In the fifth year	36,744

$316,067

As of September 30, 2013, the Company has one office and two staff quarters situated at Hangzhou, PRC.  The operating lease for this office provides for monthly rental payment of $18,333 that is expiring in March, 2018. In respect of these leases, the Company paid rental expenses of $24,404 and $21,314 for the nine months ended September 30, 2013 and 2012 respectively.

Note 15 - SUBSEQUENT EVENTS

For the nine months ended September 30, 2013, the Company has evaluated subsequent events for potential recognition and disclosure.

No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of Business

Overview

Ceetop, Inc. (the “Company”) is an Oregon-registered corporation. Before 2013 the  Company owned and operated the online retail platform: www.ceetop.com. Due to excessive competition in online retail, the Company has transformed itself into an integrated supply chain services provider, and focuses on B to B supply chain management and related value-added services among enterprises.

Since the second half of 2012, the Company gradually has changed its focus from online retail business, and focused on providing warehousing management and Business to Business (“B to B”) supply chain information technology service for suppliers. After business restructuring and pilot run in the first half of 2013, the Company’s main business was adjusted as follows: through warehousing management service and focusing on B to B supply chain information technology, providing third party supply chain management service for customers, provide data services, and supply chain financial services, and other value-added services for customers. The Company provides customers with B to B integrated supply chain services.

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

Organization History

Organizational History of  Ceetop, Inc

Ceetop, Inc. was incorporated in Oregon on February 18, 2003 under the name of GL Gold Inc.  On June 6, 2003 the Company filed an amendment with the State of Oregon changing its name to Oregon Gold, Inc.  On January 7, 2011 Oregon Gold Inc. changed its name to China Ceetop.com, Inc.  and on September 12, 2013 the Company changes its name to Ceetop Inc.

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

Organizational History of Hangzhou Softview Inforamtion Technology Co., Ltd. (“Softview”)

Softview was incorporated in Hangzhou on July 7, 2010.  Guizhou Ceetop Network Technology Co., Ltd. owns 42.5% of the outstanding securities of Softview. Softview is engaged in the information technology in the supply chain management system.

Corporate Organization

 The address for each entity is set forth below:

Name	Address
China Ceetop.com, Inc	A2803, Lianhe Guangchang, 5022 Binhe Dadao, Futian District, Shenzhen, China

Surry Holdings Limited	P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands

Westow Technology Limited	P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands

Guizhou Ceetop Network Technology Co. Ltd (headquarters)	East Yunhuan Road, Baiyun District, Guiyang, China

Hangzhou Ceetop Network Technology Co. Ltd	501 A YuanhuaWangzuo Center, 65 Xintang Road, Hangzhou, China, 310020

Hangzhou Lianzhan Supply Chain Management Co., Ltd.	Suite A1028, 9th Xiyuan Road, Boke Dasha, Hangzhou, China

Hangzhou Tuoyin Management Consulting Co., Ltd.	Suite A1027, 9th Xiyuan Road, Boke Dasha, Hangzhou, China

Hangzhou Softview Information Technology Company Limited	Suite A1026, 9th Xiyuan Road, Boke Dasha, Hangzhou, China

Comparison of Three Months Ended September 30, 2013 and 2012

For the three months ended September 30, 2013, our net sales decreased to $0 from $1,244,458 for the three months ended September 30, 2012, representing a 100% decrease. This decrease in net sales was due to the Company’s transition from online retail sales to B to B supply chain service.

Cost of Sales

For the three months ended September 30, 2013 and 2012, the Company’s costs of sales were $0 and $1,227,218 respectively, a decrease of 100%.  This decrease in cost of sales was mainly due to the decrease in sales, and the transition of the Company into a new facet of business.

Gross Profit

For the three months ended September 30, 2013, our gross profit decreased to $0 from $17,240 for the three months ended September 30, 2012, representing a 100% decrease. The decrease in gross profit was a result of the transition of our business.

Stock Based Compensation

The Company had stock based compensation for the three months ended September 30, 2013 and 2012 of $66,183 and $75,911, respectively.  The compensation was issued for various consulting and professional services to the Company.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased to $361,233 for the three months ended September 30, 2013 from $95,892 for the three months ended September 30, 2012. The increase was mainly due to the increase in salaries and addition of increased staffing in the supply chain business.

Net loss

The Company’s net loss was $422,471 and $ 151,278 for the three months ended September 30, 2013 and 2012, respectively representing a 276% increase. The increase was due to input to the new business and increase of expenses as a result of transition of business.

Liquidity and Capital Resources

As of September 30, 2013 and December 31, 2012, we had cash and cash equivalents of $660,436 and $71,608, respectively, primarily consisting of cash on hand and demand deposits.  To date, we have financed our operations primarily through cash flows from operations and capital contributions.

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

Operating activities

Net cash used in operating activities was $ 797,859 for the nine months ended September 30, 2013, compared to net cash used in operating activities of $1,692,744 for the nine months ended September 30, 2012. The primary change in cash used was due to the Company transition in its business during this period.

Investing activities

Net cash used in investing activities was $ 1,379,550 for the nine months ended September 30, 2013, compared to net cash used in investing activities of $nil for the nine months ended September 30, 2012. The net cash used in investing activities was due to the payment by the Company for acquisition of property and equipment equal to $272,602 and the investment of $1,379,550 in an investee company during the nine months ended September 30, 2013.

Financing activities

Net cash provided by financing activities was $2,988,947 for the nine months ended September 30, 2013, compared to net cash provided by financing activities of $844,206 for the nine months ended September 30, 2012.The net cash used by financing activities was due to cash advance from three potential investors of 2,988,947 during the nine months ended September 30, 2013.  The Company is in the process of formalizing suitable documentation for this investment into the Company and if such agreements cannot be finalized the Company may be forced to return all or a portion of such funds.

Although the Company incurred a loss of $925,470 for the nine months ended September 30, 2013 and has sustained accumulated losses of $6,644,506 at September 30, 2013, the Company is actively seeking additional financing opportunities, and focusing on the transition to the new facets of its business to generate cash flow.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of September 30, 2013 that our disclosure controls and procedures were effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (2)

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

CEETOP INC.
(Registrant)

By:	Weiliang Liu
Weiliang Liu
CEO, President, Secretary, and Director

Date: November 13, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Weiliang Liu	CEO, President, Secretary, and Director	November 19, 2013
Weiliang Liu

/s/ Shengming Jia	CFO, and Treasurer	November 19, 2013
Shengming Jia