Form 10-K
period 2013-12-31
Ceetop Inc.
filed 2014-04-15
CIK 1439254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Or

   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-53307

CEETOP, INC.
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
(Do not check if smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:  Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was US $695,250.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 10, 2014, the Company had outstanding 40,956,631 shares of its common stock, par value $0.001.

Documents Incorporated by Reference:  None

PART I

ITEM 1. BUSINESS

Overview

Ceetop, Inc. (formerly China Ceetop.com, Inc.), a corporation organized under the laws of the State of Oregon (the “Company”), is a leading e-commerce company. During 2013 the Company has transformed from online retail sales into an integrated supply chain service provider, and focuses on business to business supply chain management and related value added services for customers

The Company, through its variable interest entity, Guizhou Ceetop Technology Co. Ltd., provides an effective solution to standardization of non-standard products and relevant data transmission. We mainly focus on providing a trading information platform for both buyers and sellers as software as a service (“SaaS”). We provide supply chain implementation services, supply chain management consulting services, and supply chain financial advisory services.  The Company uses supply chain management technology and internet to integrate both upstream and downstream firms into a single system. This system is centralized in core manufactures, and links the raw material suppliers, retailers, logistic servers and banks together to establish an integrated, complete e-commercial supply chain system (“iSCM”) to serve the terminal customers. We also provide our clients with data analysis services for analyzation of their industrial and regional economic performance.  The iSCM system provides companies online platforms, offline stores and logistic servers, and banks with efficiencies.

Organization History

Organizational History of Ceetop, Inc.

Ceetop, Inc. (formerly China Ceetop, Inc.) was incorporated in Oregon on February 18, 2003 under the name of GL Gold Inc.  On June 6, 2003 the Company filed an amendment with the State of Oregon changing its name to Oregon Gold, Inc.  On January 7, 2011 Oregon Gold Inc. changed its name to China Ceetop.com, Inc.    On January 27, 2011, the Company became the holding company of Surry Holding Limited (“Surry”) through a reverse acquisition.   On September 12, 2013 the Company changed its name to Ceetop, Inc.

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

Westow entered into share-holding entrustment agreements with three individuals: Fan Zhengqiang, Jin Wanxia, and Liu Weiliang (CEO of the Company) to hold 20%, 40%, and 40%, respectively, of the equity interest of SZ Ceetop on behalf of Westow. The entrustment agreements confirm that Westow is the actual owner of SZ Ceetop. Westow enjoys the actual shareholder’s rights and has the right to obtain any benefits received by the nominal holders. Fan Zhengqiang and Jin Wanxia have no other relationship with the Company. No consideration was given to these individuals who held the equity of SZ Ceetop on behalf of Westow.

Organizational History of Guizhou Ceetop Network Technology Co., Ltd., Hangzhou Ceetop Network Technology Co., Ltd, Hangzhou Lianzhan Supply Chain Management Co., Ltd., Hangzhou Tuoyin Management Consulting Co., Ltd.

Guizhou Ceetop Network Technology Co., Ltd. (formerly Shenzhen Ceetop Network Technology Co., Ltd.) was incorporated in Shenzhen in August, 2009, and changed its name and moved to Guiyang, PRC during the second quarter of 2013. Hangzhou Ceetop Network Technology Co., Ltd. was incorporated in October 31, 2006.   Both Hangzhou Lianzhan Supply Chain Management Co., Ltd. (mainly provides the integrated supply chain services, focuses on B to B supply chain management and related value-added service among enterprises) and Hangzhou Tuoyin Management Consulting Co., Ltd. (mainly accumulates knowledge, technology expertise and patents, and provides consulting services for other enterprises) were incorporated in Hangzhou in June 2013. Guizhou Ceetop Network Technology Co., Ltd owns 100% outstanding securities of Hangzhou Ceetop Network Technology Co., Ltd., Hangzhou Lianzhan Supply Chain Management Co., Ltd. and Hangzhou Tuoyin Management Consulting Co., Ltd.

The address for each entity is set forth below:

Name	Address
Ceetop, Inc.	A2803, Lianhe Guangchang, 5022 Binhe Dadao, Futian District, Shenzhen, China

Surry Holdings Limited	P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands

Westow Technology Limited	P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands

Guizhou Ceetop Network Technology Co. Ltd (headquarters)	East Yunhuan Road, Baiyun District, Guiyang, China

Hangzhou Ceetop Network Technology Co. Ltd	501 A YuanhuaWangzuo Center, 65 Xintang Road, Hangzhou, China, 310020

Hangzhou Lianzhan Supply Chain Management Co., Ltd.	Suite A1028, 9th Xiyuan Road, Boke Dasha, Hangzhou, China

Hangzhou Tuoyin Management Consulting Co., Ltd.	Suite A1027, 9th Xiyuan Road, Boke Dasha, Hangzhou, China

Hangzhou Softview Information Technology Company Limited	Suite A1026, 9th Xiyuan Road, Boke Dasha, Hangzhou, China

Governmental Regulation / Environmental Matters

We are not currently involved in any administrative, judicial or legal proceedings arising under domestic or foreign, federal, state, or local environmental protection laws and regulations, or under US federal or state common law, which would have a material adverse effect on our financial position or results of operations.

Competition

The Company’s operations are carried out solely in the PRC.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.  The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Employees

As of April 10, 2014, the Company has 35 employees.

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

Information regarding the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported by OTCBB is summarized as follows:

	Price Range
	High	Low
Fiscal 2013 -
Quarter ended December 31, 2013	$1.900	$0.750
Quarter ended September 30, 2013	2.390	2.390
Quarter ended June 30, 2013	0.550	0.550
Quarter ended March 31, 2013	0.290	0.290
Fiscal 2012 -
Quarter ended December 31, 2012	$1.0000	$0.002
Quarter ended September 30, 2012	0.080	0.080
Quarter ended June 30, 2012	2.000	0.050
Quarter ended March 31, 2012	0.010	0.010

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

Holders

As of April 10, 2014 we have 129 shareholders of record of our common stock.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Net Sales.  For the year ended December 31, 2013, sales were $nil, compared to $4,774,156 for the year ended December 31, 2012. This decrease in net sales was due to the Company’s transition from online retail sales to B to B supply chain service.

Cost of Sales.  Cost of sales for the year ended December 31, 2013 was $nil, compared to $4,877,047 for the year ended December 31, 2012. This decrease in cost of sales was mainly due to the decrease in sales, and the transition of the Company into a new facet of business.

Stock Based Compensation. The Company had stock based compensation for the years ended December 31, 2013 and 2012 of $1,719,319 and $309,599, respectively.  The compensation was issued for various consulting and professional services to the Company and certain employees of the Company.  See Note 10 to the Consolidated Financial Statements for a thorough discussion of the issuances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $2,432,918 for the year ended December 31, 2013 from $1,115,783 for the year ended December 31, 2012, representing a 118% increase. The increase was mainly due to the increase in salaries and addition of increased staffing in the supply chain business.

Net Loss. The Company’s net loss was $2,886,599 and $1,393,388 for the years ended December 31, 2013 and 2012, respectively.  The increase was due to input to the new business and increase of expenses as a result of transition of business.

Liquidity and Capital Resources:

The Company incurred net losses of $2,886,599 and $1,393,388 for the years ended December 31, 2013 and 2012 respectively, and has accumulated deficit of $8,605,635 at December 31, 2013.

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

Impairment of Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.”  The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2013 and 2012, there were no impairments of its long-lived assets.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740.  When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements.  At December 31, 2013 and 2012, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DISCLOSURE

As a public company, our auditor is required by law to undergo regular Public Company Accounting Oversight Board (PCAOB) inspections to assess its compliance with U.S. law and professional standards in connection with its audits of financial statements filed with the SEC. The PCAOB, however, is currently unable to inspect the audit work and practices of our auditor. As a result of this obstacle, investors in U.S. markets who rely on our auditor’s audit reports are deprived of the benefits of PCAOB inspections of auditors.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Ceetop Inc.

We have audited the accompanying Consolidated Balance Sheets of Ceetop Inc. as of December 31, 2013 and 2012, and the related Consolidated Statements of income and Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the years in the two-year period ended December 31, 2013.  Ceetop Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ceetop Inc. as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realisation of assets and liquidation of liabilities in the normal course of business.  The Company incurred a net loss of $2,886,599 for the year ended December 31, 2013, has accumulated deficit of $8,605,635 at December 31, 2013.  These matters are discussed in Note 2 to the consolidated financial statements that raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Clement C. W. Chan & Co.
Clement C. W. Chan & Co.
Certified Public Accountants

3/F., & 5/F., Heng Shan Centre, 145 Queen’s Road East, Wanchai, Hong Kong
Date : April 15, 2014

CEETOP INC
(FORMERLY CHINA CEETOP.COM INC.)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

ASSETS

Current Assets
Cash and cash equivalents	$118,299	$71,608
Accounts receivable (Note 3)	-	285,184
Other receivables	86,603	172,514
Prepaid expenses and deposits	22,994	6,495
Total Current Assets	227,896	535,801

Prepayment for software development (Note 5)	981,643	-
Property, plant and equipment, net (Note 3)	266,583	17,828
Equity investment in an investee company (Note 4)	1,299,995	-
Total Assets	$2,776,117	$553,629

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses and other payables	$335,228	$697,546
Total Current Liabilities	335,228	697,546

Stockholders' Deficit
Common stock, $0.001 par value, 100,000,000 shares authorized, 17,956,631 and 16,790,631 shares issued and outstanding as at December 31, 2013 and 2012 (Note 8)	17,956	16,790
Shares subscription (Note 6)	3,680,000	-
Additional paid-in capital (Note 9)	7,277,187	5,836,413
Deferred stock based compensation (Note 10)	(117,285)	(394,664)
Accumulated other comprehensive income (Note 12)	188,666	116,580
Accumulated (deficit)	(8,605,635)	(5,719,036)
Total Stockholders' Equity (Deficit)	2,440,889	(143,917)
Total Liabilities and Stockholders' Equity	$2,776,117	$553,629

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC
(FORMERLY CHINA CEETOP.COM INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2013	2012

Sales	$-	$4,774,156
Cost of sales	-	4,877,047
Gross (loss)	-	(102,891)

Selling, general and administrative expense	2,432,918	1,115,783
Impairment loss on accounts receivable	291,719	178,722
Impairment loss on other receivables	77,491	-
(Loss) from operations	(2,802,128)	(1,397,396)

Other income (loss)
Equity (loss)-share of investee company (Note 4)	(89,465)	-
Interest income	4,994	4,008

Net (loss)	$(2,886,599)	(1,393,388)

Foreign currency translation adjustment	72,086	8,387

Comprehensive (loss)	$(2,814,513)	$(1,385,001)

Net (loss) per share - basic and diluted	$(0.17)	$(0.05)

Weighted average shares outstanding -basic and diluted	16,890,265	28,719,267

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC
(FORMERLY CHINA CEETOP.COM INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

								Accumulated		Total Stock-
	Common Stock		Preferred Stock			Additional	Deferred	Other		holders'
	Stock		Stock		Shares	paid-in	stock based	Comprehensive	Accumulated	Equity
Description	outstanding	Amount	outstanding	Amount	subscription	capital	compensation	Income (Loss)	Deficit	(Deficit)
Balance, December 31, 2011	32,281,642	$32,281	3,558,046	$3,558	$-	$5,815,844	$(702,743)	$108,193	$(4,325,648)	$931,485
Foreign currency translation adjustments (Note 12)	-	-	-	-	-	-	-	8,387	-	8,387
Amortization of deferred stock based compensation (Note 10)	-	-	-	-	-	-	308,079	-	-	308,079
Issuance of common stock for legal services (Notes 8, 10)	40,000	40	-	-	-	760	-	-	-	800
Issuance of common stock for consultancy services (Notes 8,10)	9,000	9	-	-	-	711	-	-	-	720
Cancellation of shares (Note 8)	(15,540,011)	(15,540)	(3,558,046)	(3,558)	-	19,098	-	-	-	-
Loss for the year	-	-	-	-	-	-	-	-	(1,393,388)	(1,393,388)
Balance, December 31, 2012	16,790,631	16,790	-	-	-	5,836,413	(394,664)	116,580	(5,719,036)	(143,917)
Foreign currency translation adjustments (Note 12)	-	-	-	-	-	-	-	72,086	-	72,086
Amortization of deferred stock based compensation (Note 10)	-	-	-	-	-	-	277,379	-	-	277,379
Issuance of common stock to employees (Notes 8, 10)	1,150,000	1,150	-	-	-	1,436,350	-	-	-	1,437,500
Issuance of common stock for legal services (Notes 8, 10)	16,000	16	-	-	-	4,424	-	-	-	4,440
Shares subscribed (Note 6)					3,680,000					3,680,000
Loss for year	-	-	-	-	-	-	-	-	(2,886,599)	(2,886,599)
Balance, December 31, 2013	17,956,631	$17,956	-	$-	$3,680,000	$7,277,187	$(117,285)	$188,666	$(8,605,635)	$2,440,889

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC
(FORMERLY CHINA CEETOP.COM INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,886,599)	$(1,393,388)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation of property, plant and equipment	33,744	42,310
Share based expenses	1,719,319	309,599
Accounts receivable written off	291,719	178,722
Impairment loss on other receivables	77,491	-
Share of loss in equity investment in Softview	89,465
Changes in operating assets and liabilities:
Accounts receivable	-	(366,975)
Other receivables, deposits and prepayment	(4,201)	(115,889)
Inventories	-	194,344
Accrued expenses and other payables	(362,318)	359,265
Net cash (used in) operating activities	(1,041,380)	(792,012)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(278,658)	-
Prepayment for software development	(968,632)
Equity investment in Softview	(1,372,229)	-
Net cash (used in) investing activities	(2,619,519)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Funds received from potential share subscribers (note 6)	4,663,700	-
Funds returned to potential share subscribers (note 6)	(983,700)	-
Net cash provided by financing activities	3,680,000	-

Effect of exchange rate changes on cash and cash equivalents	27,590	7,907

Net change in cash and cash equivalents	46,691	(784,105)
Cash and cash equivalents, beginning balance	71,608	855,713
Cash and cash equivalents, ending balance	$118,299	$71,608

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Note 1 - ORGANIZATION

Ceetop, Inc. (the “Company” or “Ceetop”) was incorporated in Oregon on February 18, 2003 under the name of GL Gold Inc.  On June 6, 2003 the Company filed an amendment with the State of Oregon changing its name to Oregon Gold, Inc.  On January 7, 2011 Oregon Gold Inc. changed its name to China Ceetop.com, Inc.  On September 12, 2013, the Company further changed its name to Ceetop Inc.

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

Note 2 - GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying Consolidated Financial Statements, the Company incurred net losses of $2,886,599 and $1,393,388 for the years ended December 31, 2013 and 2012 respectively and has accumulated deficit of $8,605,635 at December 31, 2013.  Although as mentioned in Note 9 “Additional Paid in Capital”, a former major preferred stock shareholder of the Company has undertaken to inject funds in the amount of RMB10,000,000 (equivalent to $1,547,000) to HZ Ceetop as its working capital on or before December 31, 2011, up to December 31, 2013, only RMB2,000,000 (equivalent to $312,412) was injected by that major shareholder, who waived repayment thereof, so the amount $312,412 was credited to additional paid in capital.   Management is unable and in particular following returning and cancellation of all preferred stock for no consideration on September 5, 2012 (note 9) to ascertain when the balance of RMB 8,000,000 (equivalent to $1,234,588) would be injected to the Company.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  As mentioned in note 6, the Company entered into a stock purchase agreement to issue 23,000,000 shares of the Company’s common stock for total consideration of $3,680,000 that was completed after the financial year end date, in February 2014.    Furthermore, during the year ended December 31, 2012, a verbal agreement was reached by the Government of Guiyang (the “Government”) and the Company.  Under the terms of agreement, the Government will provide subsidies to the Company amounting to RMB 10,000,000 per year for three consecutive years to encourage the Company establish the business in the city in order to enhance the economic development of the city.  With respect to the verbal agreement, management considers that the main terms of the agreement have been agreed and the remaining details are still in the process of negotiation.  Management is confident that the agreement will be finalized and executed in the near future, but there is no guarantee an agreement will be entered into and if so when any such agreement will be entered into.

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

The Consolidated Statements of Operations and Comprehensive Loss include the results of each of the combining entities or businesses from the earliest date presented or since the date when the combining entities or businesses first came under common control, where this is a shorter period.

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

Translation Adjustment

As of December 31, 2013 and 2012, the accounts of the Company were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification, with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended December 31, 2013 and 2012 included net income and foreign currency translation adjustments.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.  There were no contingencies of this type as of December 31, 2013 and 2012.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.  There were no contingencies of this type as of December 31, 2013 and 2012.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded based on the Company’s historical collation history.  Allowances for doubtful accounts as of December 31, 2013 and 2012 were $nil and $179,867 respectively.

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

Office equipment	3 - 5 years
Leasehold improvement	3 years
Motor vehicles	10 years

As of December 31, 2013 and 2012 Property, Plant & Equipment consist of the following:

	12/31/2013	12/31/2012
Office equipment	406,306	266,163
Leasehold improvement	96,171	-
Motor vehicles	54,318	-
Accumulated depreciation	(290,212)	(248,335)
	$266,583	$17,828

Depreciation expense for the years ended December 31, 2013 and 2012 was $33,744 and $42,310, respectively.

Equity interest in an investee company

In accordance with ASC 323, accounting for equity method investments, investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Consolidated Statements of Income and Comprehensive Income. However, the Company’s share of the earnings or losses of the investee company is reflected in the caption “Equity (loss)/gain-share of investee company” in the Consolidated Statements of Income and Comprehensive Income. The Company’s carrying value in an investee company under equity method is reflected in the caption ‘‘Equity interest in an Investee company’’ in the Company’s Consolidated Balance Sheets.

When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company has guaranteed the obligations of the investee company or has committed additional funding to finance the investee company. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

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

Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business”.  The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of December 31, 2013 and 2012, there were no impairments of its long-lived assets.

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

Shipping and Handling costs

Shipping and handling costs consist primarily of freight charges and packaging charges for delivery of goods to the customers and are included in selling, general and administrative expenses.  The Company expenses all shipping and handling costs when they are incurred.  For the years ended December 31, 2013 and 2012, the Company incurred freight charges of $nil and $6,019, respectively, and the Company did not incur any packaging charges.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740.  When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements.  At December 31, 2013 and 2012, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Statement of Cash Flows

In accordance with SFAS 95 “Statement of Cash Flows”, codified in FASB ASC Topic 230, cash flows from the Company’s operations are based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Basic and Diluted Earnings per Share

Basic earnings per share is computed on the basis of the weighted average number of common stock outstanding during the period.

Diluted earnings per share is computed on the basis of the weighted average number of common stock and common stock equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Dilution is computed by applying the treasury stock method for options and warrants. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Dilution is computed by applying the if-converted method for convertible preferred stocks. Under this method, convertible preferred stock is assumed to be converted at the beginning of the period (or at the time of issuance, if later), and preferred dividends (if any) will be added back to determine income applicable to common stock. The shares issuable upon conversion will be added to weighted average number of common stock outstanding. Conversion will be assumed only if it reduces earnings per share (or increases loss per share).

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

In consideration for various legal advice performed by the Company’s legal adviser during the year ended December 31, 2013, the Company recognized the following stock based compensation expenses in the year :-

Name of legal adviser	Date of issue	No. of common shares issued	Fair market value at date of issue per share	Amount of expense recognised
			US$	US$

Mr. Jeffrey Stein	January 1, 2013	12,000	0.02	240
Mr. Jeffrey Stein	May 8, 2013	4,000	1.05	4,200

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions.  At present, there is a high concentration on a few outstanding accounts receivable brought forward from prior periods as more fully explained in Note 14 hereof.  The Company controls credit risk related to account receivable through credit approvals, credit limits and monitoring procedures.  The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Recent accounting pronouncements

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.”  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States of America (“GAAP”) to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013.  Early adoption is permitted.  Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

On March 4, 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon De-recognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In July of 2013 the Financial Accounting Standards Board, or FASB issued Accounting Standards Update, or ASU, No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward exists. This guidance provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, except to the extent that carry-forwards are not available to settle any additional income taxes that would result from disallowance of a tax position. The unrecognized tax benefit should be presented as a liability. This guidance is applicable for fiscal years and interim periods beginning after December 15, 2013. The Company is evaluating the potential impact of adopting this standard on its consolidated financial statements.

As of December 31, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 4 – EQUITY INVESTMENT IN AN INVESTEE COMPANY

In August 2013 the Company entered into a Capital Investment and Share Expansion Agreement (the “Agreement”) with Hangzhou Softview Information Technology Company Limited (“Softview”).  Softview, located in Hangzhou, Zhejiang Province, China, is an enterprise focusing on e-commerce, supply chain information systems development, maintenance and support.  Pursuant to the Agreement, in exchange for  a 42.5% of the total equity in Softview, the Company paid capital injection of $1,382,761 (RMB 8,500,000) to Softview, while the existing shareholders of Softview contributed approximately $0.1 million in cash and intellectual property with a fair value of approximately $1.6 million.

As at December 31, 2013, and upon completion of the Agreement Softview’s total stockholders’ equity was as follow:

	12/31/2013	08/18/2013

Current assets	$1,596,417	$1,587,968
Current liabilities	(134,337)	(130,037)
Property, plant and equipment	15,194	11,932
Intangible assets	1,581,536	1,626,778
Underlying net assets of Softview	$3,058,810	$3,096,641

The Company's investment	1,299,995	$1,382,761
The Company's share of underlying net assets of Softview	1,299,995	1,316,072
Difference	-	$66,689

The excess of the carrying amount of the Company’s investment over the amount of its equity in the underlying net assets of Softview of $66,689 was assigned to goodwill which was immediately written off, as the equity investment in Softview was not expected to generate positive cash flow for the Company.  The amount of goodwill written off was included in Equity (loss)-share of investee company in the Consolidated Statements of Operations and Comprehensive Loss.

The results of operations and financial position of Softview is summarized below:

Condensed income statement information:

From date of equity investment to 12/31/2013

Net sales	$83,064
Gross profit	$23,792
Net (loss)	$(54,785)

42.5% share	$(23,284)
Add : goodwill written off	(66,689)
(89,973)
Effect of exchange rate difference	508
Equity (loss)-share of investee company	$(89,465)

For the purpose of incorporating Softview’s condensed financial information into these Consolidated Financial Statements, management determined that there are no significant difference between the Company’s and Softview’s accounting policy.

Note 5 – PREPAYMENT FOR SOFTWARE DEVELOPMENT

In December 2013, the Company entered into a software development agreement with certain software developer in the PRC to develop a customised software for the Company’s exclusive use by December 31, 2014, for total consideration of $981,643 (RMB 6,000,000).  Pursuant to the terms of the software development agreement, the Company made a prepayment of $981,643 upon signing of the software development agreement.  Total amount of the prepayment is fully refundable if the software developer fails to develop and deliver the customised software to the Company that meets the Company’s specification by December 31, 2014.

Note 6 – SHARES SUBSCRIPTION

In December 2013, the Company entered into a Stock Purchase Agreement and sold an aggregate of 23,000,000 shares of the Company’s common stock for an aggregate purchase price of $3,680,000 ($0.16) per share to 10 different investors, out of funds entrusted by the investors to the Company during the year.  As the stock purchase agreement was executed and the consideration had been entrusted to the Company prior to the financial year end date notwithstanding that the closing took place after the financial year end date in February 2014 (note 16), the amount subscribed is included in equity.

Note 7 - INCOME TAXES

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

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations.  For the years ended  December 31, 2013 and 2012, the Company had no related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

The deferred tax asset not recognized is as follows:

	12/31/2013	12/31/2012
Unused tax loss brought forward	$5,208,680	$4,124,891
Loss for the year	2,886,599	1,393,388
Unused tax loss expired during the year	(426,068)	-
Expenses not deductible for tax (share-based payment)	(1,719,319)	(309,599)
	$5,949,892	$5,208,680

Unrecognized deferred tax asset brought forward	1,302,170	1,031,223
Unrecognized deferred tax asset for the year (at PRC tax rate of 25%)	185,303	270,947
Unrecognized deferred tax asset carried forward	$1,487,473	$1,302,170
Less : valuation allowances	(1,487,473)	(1,302,170)

Deferred income tax benefit, net of valuation allowance	$-	$-

The Company has not recognized deferred tax asset in respect of PRC tax loss in these Consolidated Financial Statements as it is not more-likely-than-not that the future taxable profit against which loss can be utilized will be available to the entities operating in PRC.  The unrecognized tax loss as of December 31, 2013 that will be expiring in 2014, 2015, 2016, 2017 and 2018 are respectively $648,473, $1,596,587, $1,453,763, $1,083,789 and 1,167,280.

Note 8 - COMMON STOCK AND PREFERRED STOCK

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

On August 23, 2012, the Company issued common stock of 9,000 shares to an independent party for settlement of services provided to the Company regarding investor relations and financial media services which amounted to $720 (Note 9).

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

On December 4, 2013, the Company has issued common stock of 1,150,000 shares, fair valued at $1,437,500 (or $1.25 per share) for services provided during the year ended December 31, 2013.

As of December 31, 2013 and 2012, the Company has a total of 17,956,631 and 16,790,631 shares of common stock and no shares of Series A Preferred Stock outstanding. These shares were fully vested and not subjected to forfeiture when issued.

Note 9 - ADDITIONAL PAID IN CAPITAL

Included in the Additional Paid in Capital balance of $7,277,187 as of December 31, 2013, is an amount of $4,399,000 which arose from two waivers of amounts due to shareholders which took place in December, 2009 of $1,465,000 and February, 2010 of $2,934,000.

On July 21, 2011, the Company obtained a financial undertaking from the holder of our preferred stock, Guoxing Wang, to inject funds in the amount of RMB10,000,000 (equivalent to $1,547,000) to HZ Ceetop as its working capital on or before December 31, 2011.  That shareholder further agreed that such capital injection will be interest free and he waived his entitlement to and right for repayment to the capital injected.  On August 8, 2011, there was a capital injection of RMB 2,000,000 (equivalent to $312,412) received from that shareholder and was credited to Additional Paid in Capital of the Company.  Management is unable to ascertain when or if the balance of RMB 8,000,000 (equivalent to $1,234,588) would be injected to the Company.

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

Note 10 - SHARE BASED PAYMENTS

Included in Selling, general and administrative were share based payment totalling $1,719,319 and $309,599 for the years ended December 31, 2013 and 2012.

On July 12, 2011, the Company issued an aggregate of 2,900,000 shares of the Company’s common stock to Wuying Wang, Xiaoghua Jin, Lifang Yang and Qingxin Huang, four independent parties, in exchange for market research and other advisory services from them pursuant to the terms of four consultancy agreements dated May 6, 2011, June 15, 2011, April 3, 2011 and May 5, 2011 respectively (“Consultancy Agreements”) (see Note 7).  The shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.31 per share and the total fair value of the shares issued was $899,000.  The fair value of the shares issued was based on the quoted market price of the Company’s shares as of July 12, 2011. The total fair value of the shares issued are recognized as a share-based payment expense over the period from the date of the Consultancy Agreements to the consultancy services are completed.  The consultancy services are to be performed for two to three years.   For the years ended December 31, 2013 and 2012, the Company amortized $277,379 and $308,079 as share-based payment expense respectively.  The unrecognized share-based payment expense of $117,285 as of December 31, 2013 will be amortized up to July 2014.  There is no tax benefit related to the share-based payment expense recognized.

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

On December 4, 2013, the Company issued 1,150,000 shares of the Company’s common stock to the Company’s employee.  The fair market value of the shares issued was $1.25 per share and a total fair value of the shares issued was $1,437,500 and was recognized as share based payment expenses when issued.

Note 11 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves.  The allocation is 10 percent of the net income and the cumulative allocations are not to exceed 50 percent of the registered capital.  However, the laws do not prohibit enterprises allocate net income to this reserve after the limit of 50 per cent of registered capital has been reached.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2013 and 2012, the Company has not allocated to these non-distributable reserve funds due to loss sustained in the years ended December 31, 2013 and 2012.

Note 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity as of December 31, 2013 and 2012 were as follows:

	December 31,	December 31,
	2013	2012

Accumulated other comprehensive income, beginning of period	$116,580	$108,193
Change in cumulative translation adjustment	72,086	8,387
Accumulated other comprehensive income, end of period	$188,666	$116,580

Note 13 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 14 - MAJOR CUSTOMERS AND CREDIT RISK

There was no customers that accounted for more than 10% of accounts receivable at December 31, 2013.  Two customers each accounted for 38% and 53% of accounts receivable respectively at December 31, 2012.  There was no vendor that accounted for more than 10% of accounts payable at December 31, 2013 and 2012.

There was no customer that accounted for more than 10% of sales for the year ended December 31, 2013.  Two customers each accounted for 22% and 16% of sales amount respectively for the year ended December 31, 2012, totaling 38%. There was no vendor that accounted for more than 10% of purchases for the year ended December 31, 2013.  Three vendors each accounted for 23%, 17% and 15% of purchases amount respectively for the year ended December 31, 2012, totaling 55% of purchases.

Note 15 - LEASES

As at December 31, 2013, the Company had total future aggregate minimum lease payments of $302,016 under non-cancellable operating leases expiring in March, 2018.  Lease obligations for the years ending December 31, 2014, 2015, 2016, 2017 and 2018 are $60,911, $69,952, $72,332, 81,373 and $17, 448, respectively.

Note 16 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and disclosure.

In February 2014, the Company completed the Stock Purchase Agreement and issued 23,000,000 shares of the Company’s common stock to 10 investors for total consideration of $3,680,000 (Note 6).

No other significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of December 31, 2013, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2013, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Corrective Action

Management plans to address the structure of the Board of Directors and discuss adding an audit committee during 2013.

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

Name	Age	Positions
Weiliang Liu	45	CEO, President, Secretary, and Director
Shengming Jia	31	CFO

Effective January 27, 2011, as a result of the closing of the transaction with Surry: Yinfang Yang resigned as officer and director; Weiliang Liu was appointed Chairman of the Board, Chief Executive Officer, President and Secretary.

On May 2, 2013, Zhao, Juqun resigned as Chief Financial Officer of the Company and on May 3, 2013, Mr. Jia, Shengming was named Chief Financial Officer of the Company.

Neither Mr. Liu nor Mr. Jia holds any other directorships with reporting companies in the United States. There are no family relationships between Mr. Liu and Mr. Jia and the directors, executive officers, of the Company. During the last two years, there have been no transactions, or proposed transactions, to which the Company was or is to be a party, in which Mr. Liu or Mr. Jia (or any member of their immediate family) had or is to have a direct or indirect material interest.

Neither Mr. Liu nor Mr. Jia has, during the last five years, been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors). Neither Mr. Liu nor Mr. Jia has, during the last five years, been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and, as a result of such proceeding, was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, federal or state securities laws, or finding any violation with respect to such laws. Neither Mr. Liu nor Mr. Jia has, during the last five years, been a party of any bankruptcy petition filed by or against any business of which either was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

Shengming Jia, Chief Financial Officer and Treasurer

Shengming Jia was appointed Chief Financial Officer of the Company on May 3, 2013.  From June 2006 through June 2010, Mr. Shengming worked for Yongxin Digital Technology Co., Ltd. serving first as accounting manager, then manager of internal audit department and then assistant to the chief financial officer.   Since June 2010 Mr. Shengming has served as the assistant to the former chief financial officer (Zhao, Juqun) of Hangzhou Ceetop Network Technology Co., Ltd. (subsidiary to the Company) and the Company.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2012, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2012, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons. All the Section 16(a) filing requirements applicable to such persons with respect to fiscal year ended December 31, 2012 were complied with except for the filing of a report on Form 3 by Mr. Liu and Mr. Jia.

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

CODE OF ETHICS

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
●
Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Securities and Exchange Commission and in other public communications made by the Company

●	Compliance with applicable government laws, rules and regulations;
●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
●	Accountability for adherence to the code.

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

Because, as of December 31, 2013, the management and director of the Company is the same person, the board of director determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board’s attention by virtue of the co-extensive employment.

The board of directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance.

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our officers and directors for the fiscal years ended December 31, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total Compensation ($)
Weiliang Liu – Chairman, CEO	2013	19,373	-	84,000	-	103,373
Weiliang Liu – Chairman, CEO	2012	60,047	-	-		60,047
Shengming Jia - CFO	2013	16,144	-	52,500	-	68,644
Juqun Zhao – Former CFO	2013	-	-	-	-	-
Juqun Zhao – Former CFO	2012	35,563	-	-	-	35,563

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program and Philosophy

As of December 31, 2013, the Company had one director and two executive officers.  The Board of Director serves as the Company’s compensation committee and initiates and approves compensation decisions.

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

Employment Agreements

On December 4, 2013 Hangzhou Ceetop Network Technology Co. Ltd. (“Hangzhou”), subsidiary of the Company, entered into an agreement with Liu, Weiliang, CEO of the Company.   This agreement provides that Mr. Liu shall: serve as CEO for a period of three years commencing December 1, 2013; receive a monthly salary of RMB 10,000 yuan; and receive 400,000 shares of common stock of the Company.

On December 4, 2013 Hangzhou entered into an agreement with Jia, Shengming, CFO of the Company.   This agreement provides that Mr. Jia shall: serve as CFO for a period of three years commencing December 1, 2013; receive a monthly salary of RMB 10,000 yuan; and receive 250,000 shares of common stock of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 10, 2014, the name and shareholdings of each person who owns of record, or was known by us to own beneficially, 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP (1)

Weilang Liu (2)	1,014,090	2.4%
Shengming Jia (3)	250,000	** %
Jessie Wong	4,039,500	9.86%
CYH Capital LLC	4,039,500	9.86%
Du Guihua	2,327,005	5.68%
Hoaxiang Liu	2,961,634	7.23%
Weikang Zhu	2,500,000	6.1%
Tingfa Lou	3,000,000	7.33%
All executive officers and directors as a group (two persons)	1,264,090	3.1%

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

**	Less than 1%.
(1)	Based on 40,956,631 shares of Common Stock outstanding on a fully diluted basis as of April 10, 2014.

(2)	Mr. Liu is the Chief Executive Officer, President and Secretary of the Company.

(3)	Shengming Jia is the Chief Financial Officer of the Company.

Securities authorized for issuance under equity compensation plans.

The Company has no securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We paid our current auditors, Clement C. W. Chan & Co. $95,000 and $225,269 for audit fees for 2013 and 2012, respectively

Audit-Related Fees

The Company paid audit-related fees totaling $0 for the fiscal years ended December 31, 2013 and 2012.

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

CEETOP, INC.

By:	/s/ Weiliang Liu
Weiliang Liu
CEO, President, Secretary, and Director

Date:	April 14, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Weiliang Liu	CEO, President, Secretary, and Director	April 14, 2014
Weiliang Liu

/s/ Shengming Jia	CFO	April 14, 2014
Shengming Jia