Form 10-Q
period 2014-03-31
Ceetop Inc.
filed 2014-05-15
CIK 1439254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2014 the Company had outstanding  40,956,631 shares of its common stock, par value $0.001.

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

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

CEETOP INC.
(FORMERLY CHINA CEETOP.COM, INC.)
 CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

CEETOP INC
(FORMERLY CHINA CEETOP.COM INC.)
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Un-audited)	(Audited）

ASSETS

Current Assets
Cash and cash equivalents	$14,249	$118,299
Other receivables	70,312	86,603
Prepaid expenses and deposits	2,950	22,994
Total Current Assets	87,511	227,896

Prepayment for software development (note 6)	973,520	981,643
Property, plant and equipment, net (note 4)	245,247	266,583
Equity investment in an investee company (note 5)	1,236,099	1,299,995

Total Assets	$2,542,377	$2,776,117

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses and other payables	$401,585	$335,228
Total Current Liabilities	401,585	335,228

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 40,956,631 and 17,956,631 shares issued and outstanding as at March 31, 2014 and December 31, 2013 (note 8a)	40,956	17,956
Shares subscription	-	3,680,000
Additional paid-in capital	10,934,187	7,277,187
Deferred stock based compensation (note 8b)	(52,541)	(117,285)
Accumulated other comprehensive income	170,021	188,666
Accumulated (deficit)	(8,951,831)	(8,605,635)
Total Stockholders' Equity	2,140,792	2,440,889

Total Liabilities and Stockholders' Equity	$2,542,377	$2,776,117

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC
(FORMERLY CHINA CEETOP.COM INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Un-audited)

	Three months ended March 31,
	2014	2013

Selling, general and administrative expense	288,863	209,771
Loss on disposal of property and equipment	3,864	-
(Loss) from operations	(292,727)	(209,771)

Other income (loss)
Equity (loss) - share of investee company (note 5)	(53,533)	-
Interest income	64	2

Net (loss)	$(346,196)	(209,769)

Other comprehensive (loss) income - Foreign currency translation adjustment	(18,645)	180

Comprehensive (loss)	$(364,841)	$(209,589)

Net (loss) per share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding
-basic and diluted	27,667,742	16,802,052

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC
(FORMERLY CHINA CEETOP.COM INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Un-audited)

	Three months ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(346,196)	$(209,769)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation of property, plant and equipment	13,167	7,235
Share based expenses	64,744	75,997
Accounts receivable written off	-	54,065
Loss on disposal of property and equipment	3,864	-
Share of loss in equity investment in Softview	53,533	-
Changes in operating assets and liabilities:
Accounts receivable	-	(1,817)
Other receivables, deposits and prepayment	36,108	85,050
Accrued expenses and other payables	68,710	(25,767)
Net cash (used in) operating activities	(106,070)	(15,006)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,454)	-
Disposal of property and equipment	8,500	-
Net cash generated by investing activities	7,046	-

Effect of exchange rate changes on cash and cash equivalents	(5,026)	844

Net change in cash and cash equivalents	(104,050)	(14,162)
Cash and cash equivalents, beginning balance	118,299	71,608
Cash and cash equivalents, ending balance	$14,249	$57,446

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

In February 2014, the Company completed a Stock Purchase Agreement and sold an aggregate of 23,000,000 shares of the Company’s common stock for an aggregate purchase price of $3,680,000 ($0.16) per share to 10 different investors (note 8a).  The consideration of $3,680,000 was entrusted by the investors to the Company during the year ended December 31, 2013 and was previously recorded as Share Subscription on the consolidated balance sheets as at December 31, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC
(FORMERLY CHINA CEETOP.COM INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock			Additional	Deferred stock based	Accumulated Other Comprehensive		Total Stock-holders'
Description	Stock outstanding	Amount	Shares subscription	paid-in capital	compensation (note 8b)	Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2012 (audited)	16,790,631	$16,790	$-	$5,836,413	$(394,664)	$116,580	$(5,719,076)	$(143,957)
Foreign currency translation adjustments	-	-	-	-	-	72,086	-	72,086
Amortization of deferred stock based compensation (note 8b)	-	-	-	-	277,379	-	-	277,379
Issuance of common stock to employees	1,150,000	1,150	-	1,436,350	-	-	-	1,437,500
Issuance of common stock for legal services	16,000	16	-	4,424	-	-	-	4,440
Shares subscription	-	-	3,680,000	-	-	-	-	3,680,000
Loss for the year	-	-	-	-	-	-	(2,886,559)	(2,886,559)
Balance, December 31, 2013 (audited)	17,956,631	17,956	3,680,000	7,277,187	(117,285)	188,666	(8,605,635)	2,440,889
Foreign currency translation adjustments	-	-	-	-	-	(18,645)	-	(18,645)
Amortization of deferred stock based compensation (note 8b)	-	-	-	-	64,744	-	-	64,744
Issuance of common stock due to shares subscription (note 8a)	23,000,000	23,000	(3,680,000)	3,657,000	-	-	-	-
Loss for the three months	-	-	-	-	-	-	(346,196)	(346,196)
Balance, March 31, 2014 (un-audited)	40,956,631	$40,956	$-	$10,934,187	$(52,541)	$170,021	$(8,951,831)	$2,140,792

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.
(FORMERLY CHINA CEETOP.COM INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Un-audited)

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

Surry Holdings Limited (“Surry”) was incorporated in the British Virgin Islands on September 18, 2009.  Surry owns 100% of Westow Technology Limited (“Westow”), a company incorporated in the British Virgin Islands, which in turn owns 100% of Shenzhen Ceetop Network Technology Co., Limited ("SZ Ceetop"), a company incorporated in Shenzhen, Peoples’ Republic of China ("PRC") and ultimately owns 100% of Hangzhou Ceetop Network Technology Co., Limited ("HZ Ceetop"), a company incorporated in Hangzhou, PRC.

Pursuant to a series of transactions completed in September, 2009, Surry became the holding company of Westow, SZ Ceetop and HZ Ceetop ("Group Reorganization").

Since Surry, Westow, SZ Ceetop and HZ Ceetop were under common control of a controlling party both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting.  The consolidated financial statements have been prepared on the basis as if Surry had always been the holding company of Westow, SZ Ceetop and HZ Ceetop and this group structure had been in existence throughout the nine months ended March 31, 2014 and year ended December 31, 2012 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

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

On March 5, 2013, the name of the subsidiary company, SZ Ceetop was changed to Guizhou Ceetop Network Technology Co., Limited (“GZ Ceetop”).

On May 29, 2013, GZ Ceetop established two 100% owned subsidiaries, Hangzhou Tuoyin Management Consulting Co., Limited and Hangzhou Lianzhan Supply Chain Management Co., Limited to enhance the management of Business to Business  supply chain service.

On August 22, 2013, GZ Ceetop acquired a 42.5% interest in Hangzhou Softview Information Technology Company Limited to enhance information technology in the supply chain management system.  On January 14, 2014, the name of GZ Ceetop was changed to Guizhou Ceetop Group Holding Co., Limited.

On April 3, 2014, the name of Surry was changed to Ceetop Holdings Limited.

These Consolidated Financial Statements present the Company and its subsidiaries on a historical basis.

Note 2 - GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying Consolidated Financial Statements, the Company incurred net losses of $346,196 and $209,769 for the three months ended March 31, 2014 and 2013 respectively and has accumulated deficit of $8,951,831 and $8,605,635 at March 31, 2014 and December 31, 2013, respectively.  Furthermore, previous discussion between the Company and the Government of Guiyang (the “Government”) during the year ended December 31, 2012, to provide subsidies to the Company amounting to RMB 10,000,000 per year for three consecutive years to entice the Company to relocate to Guiyang remains inconclusive.  It appears, as at March 31, 2013, it is more-likely-than-not, that a formal agreement will not be entered into between the Company and the Government. These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The Company adopted the new accounting guidance (“Codification”) on July 1, 2009.  All reference for periods subsequent to July 1, 2009 are based on the codification.  The Company's functional currency is the Chinese Yuan (“Renminbi”, “RMB”); however the accompanying consolidated financial statements have been translated and presented in the United States Dollars (“$”).

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

Unaudited Interim Financial Information

These unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

The consolidated balance sheets and certain comparative information as of December 31, 2013 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2013 (“2013 Annual Financial Statements”), included in the Company’s 2013 Annual Report on Form 10-K. These unaudited interim consolidated financial statements should be read in conjunction with the 2013 Annual Financial Statements.

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

As of March 31, 2014, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 4 – PROPERTY, PLANT AND EQUIPMENT

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

Office equipment	3 - 5 years
Leasehold improvement	3 years
Motor vehicles	10 years

As of March 31, 2014 and December 31, 2013, property, plant & equipment consist of the following:

	3/31/2014	12/31/2013
Office equipment	395,950	406,306
Leasehold improvement	95,375	96,171
Motor vehicles	53,868	54,318
Accumulated depreciation	(299,946)	(290,212)
	$245,247	$266,583

Depreciation expense for the three months ended March 31, 2014 and 2013 was $13,167 and $7,235, respectively.

Note 5 – EQUITY INVESTMENT IN AN INVESTEE COMPANY

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

In August 2013 the Company entered into a Capital Investment and Share Expansion Agreement (the “Agreement”) with Hangzhou Softview Information Technology Company Limited (“Softview”).  Softview, located in Hangzhou, Zhejiang Province, China, is an enterprise focusing on e-commerce, supply chain information systems development, maintenance and support.  Pursuant to the Agreement, in exchange for a 42.5% of the total equity in Softview, the Company paid $1,382,761 (RMB 8,500,000) to Softview, while the existing shareholders of Softview contributed approximately $0.1 million in cash and intellectual property with a fair value of approximately $1.6 million.

As at March 31, 2014 and December 31, 2013, the Company’s share of underlying net assets of Softview as follow:

	3/31/2014	12/31/2013

Current assets	$1,533,851	$1,596,417
Current liabilities	(168,040)	(134,337)
Property, plant and equipment	14,771	15,194
Intangible assets	1,527,886	1,581,536
Underlying net assets of Softview	$2,908,468	$3,058,810

The Company's investment	1,236,099	$1,299,995
The Company's share of underlying net assets of Softview	1,236,099	1,299,995
Difference	-	$-

The results of operations of Softview is summarized below:

Condensed income statement information:

Three months ended 3/31/2014

Net sales	$58,136
Gross profit	$34,026
Net (loss)	$(125,961)

The Company’s (42.5%) share of loss	$(53,533)

For the purpose of incorporating Softview’s condensed financial information into these Consolidated Financial Statements, management determined that there are no significant difference between the Company’s and Softview’s accounting policy.

Note 6 – PREPAYMENT FOR SOFTWARE DEVELOPMENT

In December 2013, the Company entered into a software development agreement with certain software developer in the PRC to develop customized software for the Company’s exclusive use by December 31, 2014, for total consideration of $981,643 (RMB 6,000,000).  Pursuant to the terms of the software development agreement, the Company made a prepayment of $981,643 upon signing of the software development agreement.  Total amount of the prepayment is fully refundable if the software developer fails to develop and deliver the customized software to the Company that meets the Company’s specification by December 31, 2014.

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

The Company has not recognized deferred tax asset in respect of tax loss in these Consolidated Financial Statements as it is not more-likely-than-not that the future taxable profit against which loss can be utilized will be available to the entities operating in PRC.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations.  For the three months ended March 31, 2014 and 2013, the Company had no related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

Note 8 – SHARE CAPITAL

(a) Common shares

The Company is authorized to issue up to 100,000,000 shares of common stock of par value of $0.001 per share and 3,558,046 shares of Series A preferred stock of par value of $0.001 per share.  As of March 31, 2014 and December 31, 2013, the Company has a total of 40,956,631 and 17,956,631 shares of common stock and no shares of Series A Preferred Stock outstanding.

For the year ended December 31, 2013	Shares issued	Value
i. issued for legal advisory services, valued at $0.02 per share	12,000	$240
ii. issued for legal advisory services, valued at $1.05 per share	4,000	4,200
iii. issued to employees for past services, valued at $1.25 per share	1,150,000	1,437,500
Total common stock issued during the year ended December 31, 2013	1,166,000	$1,441,940

For the three months ended March 31, 2014	Shares issued	Value
iv. sale of shares of common stock to 10 different investors pursuant to a Stock Purchase Agreement, valued at $0.16 per share	23,000,000	$3,680,000
Total common stock issued during the three months ended March 31, 2014	23,000,000	$3,680,000

These shares were fully vested and not subjected to forfeiture when issued.

(b) Deferred stock-based compensation

On July 12, 2011, the Company issued an aggregate of 2,900,000 shares of the Company’s common stock to four independent parties, in exchange for market research and other advisory services from them pursuant to the terms of four consultancy agreements dated May 6, 2011, June 15, 2011, April 3, 2011 and May 5, 2011 respectively (“Consultancy Agreements”).  The shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.31 per share and the total fair value of the shares issued was $899,000.  The fair value of the shares issued was based on the quoted market price of the Company’s shares as of July 12, 2011. The total fair value of the shares issued are recognized as a share-based payment expense over the period from the date of the Consultancy Agreements to the consultancy services are completed.  The consultancy services are to be performed for two to three years.   For the three months ended March 31, 2014 and 2013, the Company amortized $64,744 and $75,757 as share-based payment expense respectively.  The unrecognized share-based payment expense of $52,541 as of March 31, 2014 will be amortized up to July 2014.  There is no tax benefit related to the share-based payment expense recognized.

Note 9 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves.  The allocation is 10 percent of the net income and the cumulative allocations are not to exceed 50 percent of the registered capital.  However, the laws do not prohibit enterprises to allocate net income to this reserve after the limit of 50 per cent of registered capital has been reached.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2014 and December 31, 2013, the Company has not allocated to these non-distributable reserve funds due to losses sustained in the three months ended March 31, 2014 and the year ended December 31, 2013.

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

Note 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and disclosure.  No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of Business

Overview

Ceetop, Inc. (the “Company”) is an Oregon-registered corporation. Before 2013 the Company owns and operates the online retail platform: www.ceetop.com. Due to excessive competition in online retail, the Company has transformed itself into an integrated supply chain services provider, and focuses on Business to Business (“B to B”) supply chain management and related value-added services among enterprises.

Since the second half of 2012, the Company gradually has changed its focus from online retail business, and focused on providing warehousing management and B to B supply chain information technology service for suppliers. After business restructuring and a pilot run in the first half of 2013, the Company’s main business was adjusted to conduct warehousing management services and focusing on B to B supply chain information technology, providing third party supply chain management service for customers, providing data services, and supply chain financial services, and other value-added services for customers. The Company provides customers with B to B integrated supply chain services.

By establishing a warehousing base, using supply chain management ( “iSCM”) (namely, e-commerce supply chain management system) platform to build a "standardized" identity for the "non-standardized" products, and completing standard data transmission between the upstream and downstream enterprise resource planning of enterprises through the iSCM platform, the Company makes the information of purchases, sales and logistics of its customers more accurate and transparent. With the support of this platform, our customers’ business information is displayed accurately in front of their partners, such as banks. By providing customers with this platform and providing customers with third party logistics supervision, the Company assists banks and other financial institutions in providing customers with supply chain based financial services.

Through the stimulation of labor specialization, the original competition between products or companies has turned into the competition between supply chains. Each supply chain is represented by collaboration among multiple enterprises, and provides a set of final products for consumers. The Company now focuses on B to B data collection and transmission among multiple enterprises, and data analysis services. Our advanced technology, experiences in supply chain management and efficient data processing ability provides value-added data services for other online platforms, offline stores and logistic servers, banks and others.

The Company is headquartered in Guiyang, China, in the second quarter of 2013. We also maintain an operating office and warehousing base located in Hangzhou, China.

Organization History

Organizational History of Ceetop, Inc

Ceetop, Inc. was incorporated in Oregon on February 18, 2003 under the name of GL Gold Inc.  On June 6, 2003 the Company filed an amendment with the State of Oregon changing its name to Oregon Gold, Inc.  On January 7, 2011 Oregon Gold Inc. changed its name to China Ceetop.com, Inc. and on September 12, 2013 the Company changed its name to Ceetop Inc.

Organizational History of Surry

Surry Holdings Limited (“Surry”) was incorporated in the British Virgin Islands on September 18, 2009. Surry owns 100% of the outstanding securities of Westow Technology Limited (“Westow”), a company incorporated in the British Virgin Islands. Surry’s subsidiaries are engaged in supply chain services business. Pursuant to a transaction completed on February 28, 2010, the Company holds 100% of Westow.  Surry changed its name to Ceetop Holdings Limited on April 3, 2014.

Organizational History of Westow

Westow was incorporated on September 7, 2009, and owns 100% of the outstanding securities of Guizhou Ceetop Network Technology Co., Ltd (formerly Shenzhen Ceetop Network Technology Co., Limited),  a company registered and located in Guiyang, PRC.

Organizational History of Guizhou Ceetop Network Technology Co., Ltd, Hangzhou Ceetop Network Technology Co., Ltd,Hangzhou Lianzhan Supply Chain Management Co., Ltd, and Hangzhou Tuoyin Management Consulting Co., Ltd.

Guizhou Ceetop Network Technology Co., Ltd (formerly Shenzhen Ceetop Network Technology Co., Ltd. was incorporated in Shenzhen in August, 2009) changed its name and moved to Guiyang, PRC during the second quarter of 2013. On January 14, 2014, Guizhou Ceetop Network Technology Co., Ltd. changed its name to Guizhou Ceetop Group Holding Co., Ltd.  Hangzhou Ceetop Network Technology Co., Ltd. was incorporated in October 31, 2006. Both Hangzhou Lianzhan Supply Chain Management Co., Ltd. (mainly provides integrated supply chain services, focuses on B to B supply chain management and related value-added service among enterprises) and Hangzhou Tuoyin Management Consulting Co., Ltd. (mainly accumulates knowledge, technology expertise and patents, and provides consulting services for other enterprises) were incorporated in Hangzhou in June 2013. Guizhou Ceetop Group Holding Co., Ltd owns 100% outstanding securities of Hangzhou Ceetop Network Technology Co., Ltd., Hangzhou Lianzhan Supply Chain Management Co., Ltd. and Hangzhou Tuoyin Management Consulting Co., Ltd.

Organizational History of Hangzhou Softview Information Technology Co., Ltd. (“Softview”)

Softview was incorporated in Hangzhou on July 7, 2010.  Guizhou Ceetop Network Technology Co., Ltd. owns 42.5% of the outstanding securities of Softview. Softview is engaged in the information technology in the supply chain management system.

The address for each entity is set forth below:

Name	Address
Ceetop, Inc. (formerly China Ceetop.com, Inc.)	A2803, Lianhe Guangchang, 5022 Binhe Dadao, Futian District, Shenzhen, China

Ceetop Holdings Limited (formerly Surry Holdings Limited)	P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands

Westow Technology Limited	P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands

Guizhou Ceetop Group Holding Co., Ltd. (formerly Guizhou Ceetop Network Technology Co. Ltd.) (headquarters)	East Yunhuan Road, Baiyun District, Guiyang, China

Hangzhou Ceetop Network Technology Co. Ltd	501 A YuanhuaWangzuo Center, 65 Xintang Road, Hangzhou, China, 310020

Hangzhou Lianzhan Supply Chain Management Co., Ltd.	Suite A1028, 9th Xiyuan Road, Boke Dasha, Hangzhou, China

Hangzhou Tuoyin Management Consulting Co., Ltd.	Suite A1027, 9th Xiyuan Road, Boke Dasha, Hangzhou, China

Hangzhou Softview Information Technology Company Limited	Suite A1026, 9th Xiyuan Road, Boke Dasha, Hangzhou, China

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Net Sales.  For the three months ended March 31, 2014 and 2013, sales were $nil, The lack of revenues is due to the Company  transitioning from online retail sales to B to B supply chain service.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $288,863 for the three months ended March 31, 2014 from $209,771 for the three months ended March 31, 2013, representing a 38% increase. The increase was mainly due to the increase in salaries and addition of increased staffing in the supply chain business.

Net Loss. The Company’s net loss was $346,196 and $209,769 for the three months ended March 31, 2014 and 2013, respectively.  The increase was due to input to the new business and increase of expenses as a result of the transition of the business of the Company.

Liquidity and Capital Resources:

The Company incurred net losses of $346,196 and $209,769 for the three months ended March 31, 2014 and 2013 respectively, and has accumulated deficit of $8,951,831 at March 31, 2014.

For the year ended December 31, 2013, our independent auditors, in their report on the financial statements, have indicated that the Company has experienced recurring losses from operations and may not have enough cash and working capital to fund its operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. Management has made a similar note in the financial statements.  As indicated herein, we have need of capital for the implementation of our business plan, and we will need additional capital for continuing our operations.  We do not have sufficient revenues to pay our expenses of operations. Unless the Company is able to raise working capital, it is likely that the Company either will have to cease operations or substantially change its methods of operations or change its business plan.

Critical Accounting Policies

We believe that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. In consultation with our Board of Directors, we have identified the following critical accounting policies that require management’s most difficult subjective judgment:

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

Impairment of Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.”  The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2014 and December 31, 2013, there were no impairments of its long-lived assets.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740.  When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements.  At March 31, 2014 and December 31, 2013, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2014 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (2)

(1)	Filed herewith

(2)
Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Ceetop, Inc., Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CEETOP INC.
(Registrant)

By:	Weiliang Liu
Weiliang Liu
CEO, President, Secretary, and Director

Date: May 14, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Weiliang Liu	CEO, President, Secretary, and Director	May 14, 2014
Weiliang Liu

/s/ Shengming Jia	CFO, and Treasurer	May 14, 2014
Shengming Jia