Form 10-Q
period 2014-06-30
Ceetop Inc.
filed 2014-08-19
CIK 1439254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2014 the Company had outstanding 40,956,631 shares of its common stock, par value $0.001.

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

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

CEETOP INC.

(FORMERLY CHINA CEETOP.COM, INC.)

 CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

3

CEETOP INC

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Un-audited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	$11,186	$118,299
Other receivables	74,368	86,603
Prepaid expenses and deposits	-	22,994
Total Current Assets	85,554	227,896

Non-current assets
Property, plant and equipment, net (note 4)	232,697	266,583
Equity investment in an investee company (note 5)	1,210,017	1,299,995
Prepayment for software development (note 6)	974,580	981,643

Total Assets	$2,502,848	$2,776,117

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses and other payables	$347,472	$335,228
Due to related parties (note 10)	197,441	-
Total Current Liabilities	544,913	335,228

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 40,956,631 and 17,956,631 shares issued and outstanding as at June 30, 2014 and December 31, 2013 (note 8a)	40,956	17,956
Shares subscription	-	3,680,000
Additional paid-in capital	10,934,187	7,277,187
Deferred stock based compensation (note 8b)	(2,733)	(117,285)
Accumulated other comprehensive income	169,698	188,666
Accumulated (deficit)	(9,184,173)	(8,605,635)
Total Stockholders' Equity	1,957,935	2,440,889

Total Liabilities and Stockholders' Equity	$2,502,848	$2,776,117

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Un-audited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Selling, general and administrative expense	$205,381	$295,685	$494,274	$505,456
Loss on disposal of property and equipment	-	-	3,834	-
(Loss) from operations	(205,381)	(295,685)	(498,108)	(505,456)

Other income (loss)
Equity (loss) - share of investee company (note 5)	(26,969)	-	(80,502)	-
Interest income	8	2,455	72	2,457

Net (loss)	$(232,342)	$(293,230)	$(578,538)	$(502,999)

Other comprehensive (loss) income - Foreign currency translation adjustment	(323)	34,040	(18,968)	34,220

Comprehensive (loss)	$(232,665)	$(259,190)	$(597,506)	$(468,779)

Net (loss) per share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average shares outstanding
-basic and diluted	40,956,631	16,804,426	34,348,896	16,803,245

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Un-audited)

	Six months ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(578,538)	$(502,999)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation of property, plant and equipment	25,863	10,057
Share based payment expenses	114,552	149,454
Accounts receivable written off	-	73,161
Loss on disposal of property and equipment	3,834	-
Share of loss in equity investment in Softview	80,502	-
Changes in operating assets and liabilities:
Other receivables, deposits and prepayment	34,763	10,280
Accrued expenses and other payables	12,969	(252,522)
Net cash (used in) operating activities	(306,055)	(512,569)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,443)	(96,902)
Disposal of property and equipment	8,434	-
Net cash generated by (used in) investing activities	6,991	(96,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from a director (note 10a)	35,011	-
Advance from an investee company (note 10b)	162,430	-
Cash received in advance of shares subscription	-	3,529,700
Net cash generated by financing activities	197,441	3,529,700

Effect of exchange rate changes on cash and cash equivalents	(5,490)	28,996

Net change in cash and cash equivalents	(107,113)	2,949,225
Cash and cash equivalents, beginning balance	118,299	71,608
Cash and cash equivalents, ending balance	$11,186	$3,020,833

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

CEETOP INC

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock			Additional	Deferred stock based	Accumulated Other		Total Stock-holders'
Description	Stock outstanding	Amount	Shares subscription	paid-in capital	compensation (note 8b)	Comprehensive Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2012 (audited)	16,790,631	$16,790	$-	$5,836,413	$(394,664)	$116,580	$(5,719,076)	$(143,957)
Foreign currency translation adjustments	-	-	-	-	-	72,086	-	72,086
Amortization of deferred stock based compensation	-	-	-	-	277,379	-	-	277,379
Issuance of common stock to employees	1,150,000	1,150	-	1,436,350	-	-	-	1,437,500
Issuance of common stock for legal services	16,000	16	-	4,424	-	-	-	4,440
Shares subscription	-	-	3,680,000	-	-	-	-	3,680,000
Loss for the year	-	-	-	-	-	-	(2,886,559)	(2,886,559)
Balance, December 31, 2013 (audited)	17,956,631	17,956	3,680,000	7,277,187	(117,285)	188,666	(8,605,635)	2,440,889
Foreign currency translation adjustments	-	-	-	-	-	(18,968)	-	(18,968)
Amortization of deferred stock based compensation (note 8b)	-	-	-	-	114,552	-	-	114,552
Issuance of common stock due to shares subscription (note 8a)	23,000,000	23,000	(3,680,000)	3,657,000	-	-	-	-
Loss for the six months	-	-	-	-	-	-	(578,538)	(578,538)
Balance, June 30, 2014 (un-audited)	40,956,631	$40,956	$-	$10,934,187	$(2,733)	$169,698	$(9,184,173)	$1,957,935

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.

(FORMERLY CHINA CEETOP.COM INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Since Surry, Westow, SZ Ceetop and HZ Ceetop were under common control of a controlling party both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting.  The consolidated financial statements have been prepared on the basis as if Surry had always been the holding company of Westow, SZ Ceetop and HZ Ceetop and this group structure had been in existence throughout the six months ended June 30, 2014 and year ended December 31, 2013 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

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

Note 2 - GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying Consolidated Financial Statements, the Company generated no income for the six months ended June 30, 2014 due to transitioning from online retail sales to supply chain services, incurred net losses of $232,342 and $293,230 for the three months ended June 30, 2014 and 2013 respectively; $578,538 and $502,999 for the six months ended June 30, 2014 and 2013 respectively, and has accumulated deficit of $9,184,173 and $8,605,635 at June 30, 2014 and December 31, 2013, respectively.  Furthermore, previous discussion between the Company and the Government of Guiyang (the “Government”) during the year ended December 31, 2012, to provide subsidies to the Company amounting to RMB 10,000,000 per year for three consecutive years to entice the Company to relocate to Guiyang remains inconclusive.  It appears, as at June 30, 2014, it is more-likely-than-not, the Company will not be able to obtain the subsidies from the Government. Furthermore, the Company has transformed from online retail sales into an integrated supply chain service provider. There has been no revenue generated so far from this new business segment and the Company requires additional capital and funds to continue its development in this activity. These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock, although there is no guarantee the Company will be successful in raising these necessary additional funds.

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

Translation Adjustment

As of June 30, 2014 and December 31, 2013, the accounts of the Company were maintained, and its financial statements were expressed, in RMB. Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification, with the RMB as the functional currency. According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity. Transaction gains and losses are reflected in the Consolidated Statements of Operations and Comprehensive Loss.

Equity Method Investments

In accordance with ASC 323, accounting for equity method investments, investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss. The Company’s share of the earnings or losses of the investee company is however reflected in the caption “Equity (loss)/gain-share of investee company” in the Consolidated Statements of Operations and Comprehensive Loss. The Company’s carrying value in an investee company under equity method is reflected in the caption ‘‘Equity investment in an Investee company’’ in the Company’s Consolidated Balance Sheets.

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

Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfil a contract with a customer, as well as enhanced disclosure requirements.  ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The adoption of ASC 2014-9 is not expected to have a material effect on our consolidated financial statements.

As of June 30, 2014, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

Office equipment	3 - 5 years
Leasehold improvement	3 years
Motor vehicles	10 years

As of June 30, 2014 and December 31, 2013, property, plant & equipment consist of the following:

	6/30/2014	12/31/2013
Office equipment	396,381	406,306
Leasehold improvement	95,479	96,171
Motor vehicles	53,927	54,318
Accumulated depreciation	(313,090)	(290,212)
	$232,697	$266,583

Depreciation expense for the three months ended June 30, 2014 and 2013 was $12,696 and $2,822, respectively; for the six months ended June 30, 2014 and 2013 was $25,863 and $10,057, respectively.

Note 5 – EQUITY INVESTMENT IN AN INVESTEE COMPANY

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

As at June 30, 2014 and December 31, 2013, the Company’s share of underlying net assets of Softview is as follows:

	6/30/2014	12/31/2013

Current assets	$1,483,454	$1,596,417
Current liabilities	(139,123)	(134,337)
Property, plant and equipment	13,826	15,194
Intangible assets	1,488,941	1,581,536
Underlying net assets of Softview	$2,847,098	$3,058,810

The Company's investment	1,210,017	$1,299,995
The Company's share of underlying net assets of Softview	1,210,017	1,299,995
Difference	-	$-

The results of operations of Softview are summarized below:

Condensed income statement information:

	Three months ended June 30, 2014	Six months ended June 30, 2014

Net sales	$52,454	$110,590
Gross profit	$(17,958)	$16,068
Net (loss)	$(63,455)	$(189,416)

Company's 42.5 % share of loss	$(26,969)	$(80,502)

For the purpose of incorporating Softview’s condensed financial information into these Consolidated Financial Statements, management determined that there are no significant differences between the Company’s and Softview’s accounting policy.

Note 6 – PREPAYMENT FOR SOFTWARE DEVELOPMENT

In December 2013, the Company entered into a software development agreement with certain software developer in the PRC to develop a customized software for the Company’s exclusive use by December 31, 2014, for total consideration of $981,643 (RMB 6,000,000).  Pursuant to the terms of the software development agreement, the Company made a prepayment of $981,643 upon signing of the software development agreement.  In accordance with the Company’s accounting policies on translation adjustment, the amount was translated from RMB at the current exchange rate at June 30, 2014 to $974,580. Total amount of the prepayment is fully refundable if the software developer fails to develop and deliver the customized software to the Company that meets the Company’s specification by December 31, 2014.

Note 7 - INCOME TAXES

The Company operates in more than one jurisdiction with the main operations conducted in PRC, and no activities in United States, with complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities.  The Company evaluates its tax positions and establishes liabilities, if required.

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

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations.  For the three and six months ended June 30, 2014 and 2013, the Company had no related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

Note 8 – SHARE CAPITAL

(a) Common shares

The Company is authorized to issue up to 100,000,000 shares of common stock of par value of $0.001 per share and 3,558,046 shares of Series A preferred stock of par value of $0.001 per share.  As of June 30, 2014 and December 31, 2013, the Company has a total of 40,956,631 and 17,956,631 shares of common stock and no shares of Series A Preferred Stock outstanding.

For the year ended December 31, 2013	Shares issued	Value
i. issued for legal advisory services, valued at $0.02 per share	12,000	$240
ii. issued for legal advisory services, valued at $1.05 per share	4,000	4,200
iii. issued to employees for past services, valued at $1.25 per share	1,150,000	1,437,500
Total common stock issued during the year ended December 31, 2013	1,166,000	$1,441,940

For the six months ended June 30, 2014	Shares issued	Value
iv. sale of shares of common stock to 10 different investors pursuant to a Stock Purchase Agreement, valued at $0.16 per share	23,000,000	$3,680,000
Total common stock issued during the six months ended June 30, 2014	23,000,000	$3,680,000

These shares were fully vested and not subject to forfeiture when issued.

(b) Deferred stock-based compensation

On July 12, 2011, the Company issued an aggregate of 2,900,000 shares of the Company’s common stock to four independent parties, in exchange for market research and other advisory services from them pursuant to the terms of four consultancy agreements dated May 6, 2011, June 15, 2011, April 3, 2011 and May 5, 2011 respectively (“Consultancy Agreements”).  The shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.31 per share and the total fair value of the shares issued was $899,000.  The fair value of the shares issued was based on the quoted market price of the Company’s shares as of July 12, 2011. The total fair value of the shares issued are recognized as a share-based payment expense over the period from the date of the Consultancy Agreements to the consultancy services are completed.  The consultancy services are to be performed for two to three years.   For the three months ended June 30, 2014 and 2013, the Company amortized $49,808 and $73,457; for the six months ended June 30, 2014 and 2013, the Company amortized $114,552 and $149,454 as share-based payment expense respectively.  The unrecognized share-based payment expense of $2,733 as of June 30, 2014 will be amortized up to July 2014.  There is no tax benefit related to the share-based payment expense recognized.

Note 9 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves.  The allocation is 10 percent of the net income and the cumulative allocations are not to exceed 50 percent of the registered capital.  However, the laws do not prohibit enterprises to allocate net income to this reserve after the limit of 50 per cent of registered capital has been reached.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2014 and December 31, 2013, the Company has not allocated to these non-distributable reserve funds due to losses sustained in the three and six months ended June 30, 2014 and the year ended December 31, 2013.

Note 10 – RELATED PARTY TRANSACTION

(a)	During the six months ended June 30, 2014, the Company received advances totaling $35,011 from a director, who is also an officer of the Company. These advances are non-interest bearing and have no stated repayment terms.

(b)	During the six months ended June 30, 2014, the Company received advances totaling $162,430 from Softview. These advances are non-interest bearing and have no stated repayment terms.

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

Note 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and disclosure.

On August 2, 2014, the Company entered into a stock purchase agreement (the “Shares Transaction”) to issue 6,000,000 shares of the Company’s common stock to four arm’s length investor for total consideration of $960,000. Up to the day these consolidated financial statements are filed, the Shares Transaction has not yet been completed.

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

Since the second half of 2012, the Company gradually has changed its focus away from online retail business, and focused on providing warehousing management and B to B supply chain information technology service for suppliers. After business restructuring and a pilot run in the first half of 2013, the Company’s main business was adjusted to conduct warehousing management services and focusing on B to B supply chain information technology, providing third party supply chain management service for customers, providing data services, and supply chain financial services, and other value-added services for customers. The Company provides customers with B to B integrated supply chain services.

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

The Company is headquartered in Guiyang, China. We also maintain an operating office and warehousing base located in Hangzhou, China.

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

Organizational History of Guizhou Ceetop Network Technology Co., Ltd, Hangzhou Ceetop Network Technology Co., Ltd, Hangzhou Lianzhan Supply Chain Management Co., Ltd, and Hangzhou Tuoyin Management Consulting Co., Ltd.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Net Sales.  For the three and six months ended June 30, 2014 and 2013, sales were $nil, The lack of revenues is due to the Company transitioning from online retail sales to B to B supply chain service .

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased 31% to $205,381 for the three months ended June 30, 2014 from $295,685 for the three months ended June 30, 2013; decreased 2% to 494,274 for the six months ended June 30, 2014 from $505,456 for the six months ended June 30, 2013.

Net Loss. The Company’s net loss was $232,432 and $293,230 for the three months ended June 30, 2014 and 2013, respectively; $578,538 and $502,999 for the six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources:

The Company incurred net losses of $232,432 and $293,230 for the three months ended June 30, 2014 and 2013 respectively; $578,538 and $502,999 for the six months ended June 30, 2014 and 2013, respectively, and has accumulated deficit of $9,184,173 at June 30, 2014.

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

Impairment of Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.”  The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2014 and December 31, 2013, there were no impairments of its long-lived assets.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740.  When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements.  At June 30, 2014 and December 31, 2013, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2014. Their evaluation was carried out with the participation of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective.

            Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of June 30, 2014.

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive loss, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (2)

(1)	Filed herewith

(2)	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Ceetop Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CEETOP INC.
(Registrant)

By:	/s/ Weiliang Liu
Weiliang Liu
CEO, President, Secretary, and Director

Date: August 19, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Weiliang Liu	CEO, President, Secretary, and Director	August 19, 2014
Weiliang Liu

/s/ Shengming Jia	CFO, and Treasurer	August 19, 2014
Shengming Jia

