Form 10-Q/A
period 2013-09-30
Ceetop Inc.
filed 2014-11-18
CIK 1439254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (the “Form 10-Q/A”), which was originally filed with the Securities and Exchange Commission (“SEC”) on November 20, 2013 (the “Original Form 10-Q”), to restate a previous over-statement of the Company’s equity investment on September 30, 2013, and the related equity gain or loss for the three and nine months thereof . There were no effects on the financial statements of the company for periods subsequent to September 30, 2013.

This Form 10-Q/A includes new certifications as exhibits 31.1, 31.2, 32.1 and by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except for the amended disclosures and reclassification described above, the information in this Form 10-Q/A has not been updated to reflect events that occurred after September 30, 2013, and/or the filing date of the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

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

1

PART I – FINANCIAL INFORMATION

Item1.  Financial Statements

CEETOP INC. (FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)
CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
	Notes	2013	2012
		(Unaudited)	(Audited)
ASSETS

Current Assets

Cash and cash equivalents		$660,436	$71,608
Accounts receivable, net of provision of $385,646 (2012 : $179,867)	3	92,006	285,184
Other receivables		111,367	172,514
Prepayments and deposits		50,398	6,495

Total Current Assets		914,207	535,801

Property and equipment, net of accumulated depreciation of $277,082 (2012 : $248,335)	3	269,493	17,828
Equity interest in an investee company	4	1,318,679	-

Total Assets		$2,502,379	$553,629

LIABILITIES AND STOCKHOLDERS' EQUITY

Current and Total Liabilities

Accrued expenses and other payable		$376,661	$697,546
Amounts due to trustees	5	2,988,947	-

Total Current and Total Liabilities		3,365,608	697,546

Stockholders' Equity

Common stock, USD0.001 par value, 100,000,000 shares authorized, 16,806,631 and 16,790,631 shares issued and outstanding at September 30, 2013 and December 31, 2012 respectively	7	16,806	16,790
Preferred stock, USD0.001 par value	7	-	-
Additional paid-in capital	8	5,840,837	5,836,413
Common Stock issued for prepaid services	9	(183,467)	(394,664)
Statutory reserve	10	-	-
Accumulated other comprehensive income	11	182,698	116,580
Accumulated deficit		(6,720,103)	(5,719,036)

Stockholders' Equity		(863,229)	(143,917)

Total Liabilities and Stockholders' Equity		$2,502,379	$553,629

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC. (FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Sales, net	$-	$1,244,458	$-	$3,888,116

Cost of sales	-	(1,227,218)	-	(3,783,890)

Gross profit	-	17,240	-	104,226
Stock based compensation	(66,183)	(75,911)	(215,637)	(231,359)
Selling, general and administrative expenses	(361,233)	(95,892)	(717,235)	(540,825)

(Loss) from operations	(427,416)	(154,563)	(932,872)	(667,958)

Other Income
Interest income	1,734	14	4,191	198
Other income	-	3,271	-	4,003
Equity (loss) - share of investee company earnings	(72,386)	-	(72,386)	-

Total other (loss) income	(70,652)	3,285	(68,195)	4,201

Net (loss)	$(498,068)	(151,278)	$(1,001,067)	(663,757)

Weighted average shares (including common shares and non-convertible preferred shares) outstanding
Basic - note 3)	16,805,243	32,739,354	16,804,191	34,798,315
Diluted - note 3)	16,805,243	32,739,354	16,804,191	34,798,315

Net (loss) per share (include common shares and non-convertible preferred shares)
Basic - note 3)	$(0.0296)	(0.0046)	$(0.0596)	(0.0191)
Diluted - note 3)	$(0.0296)	(0.0046)	$(0.0596)	(0.0191)

Net (loss)	$(498,068)	(151,278)	$(1,001,067)	(663,757)
Other comprehensive income - gain on foreign currency translation	31,898	(1,030)	66,118	6,458

Comprehensive (loss)	$(466,170)	(152,308)	$(934,949)	(657,299)

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC. (FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,001,067)	$(663,757)
Adjustments to reconcile net loss to net cash (used in) operating activities :
Depreciation	21,738	33,926
Share-based payment expense	215,637	231,359
Equity loss - share of investee company earnings	72,386	-
Provision for doubtful accounts	198,905	-
Changes in operating assets and liabilities :
Accounts receivable	(1,817)	(206,316)
Advances to suppliers	-	(157,098)
Other receivable, deposits and prepayment	77,476	(178,708)
Inventories	-	(785,848)
Accounts payable	-	-
Deposits from customers	-	64,936
Accrued expense and other payable	(381,117)	(31,238)

Net cash (used in) operating activities	(797,859)	(1,692,744)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(272,602)	-
Investment in an investee company	(1,379,550)	-
Net cash (used in) investing activities	(1,652,152)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from a director	-	844,206
Net amounts due to trustees	2,988,947	-
Net cash provided by financing activities	2,988,947	844,206

Effect of exchange rate changes on cash and cash equivalents	49,892	6,075

Net increase/(decrease) in cash and cash equivalents	588,828	(842,463)

Cash and cash equivalents, beginning balance	71,608	855,713

Cash and cash equivalents, ending balance	$660,436	$13,250

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.

(FORMERLY KNOWN AS CHINA CEETOP. COM, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

						Common
	Common Stock		Preferred Stock		Additional	stock issued for	Other		Total
	Stock		Stock		paid-in	prepaid	comprehensive	(Accumulated	stockholders
	outstanding	Amount	outstanding	Amount	capital	service	income	loss)	equity

Balance at January 1, 2012	32,281,642	$32,281	3,558,046	$3,558	$5,815,844	$(702,743)	$108,193	$(4,325,648)	$931,485

Foreign currency translation adjustments - note 11)	-	-	-	-	-	-	8,387	-	8,387

Record of common stock for prepaid service - note 9)	-	-	-	-	-	308,079	-	-	308,079

Issuance of common stock for Legal adviser - notes 7, 9)	40,000	40	-	-	760	-	-	-	800

Issuance of common stock for consultancy service - notes 7, 9)	9,000	9	-	-	711	-	-	-	720

Cancellation of shares - note 7)	(15,540,011)	(15,540)	(3,558,046)	(3,558)	19,098	-	-	-	-

(Loss) for the year ended December 31, 2012	-	-	-	-	-	-	-	(1,393,388)	(1,393,388)

Balance at December 31, 2012	16,790,631	$16,790	-	$-	$5,836,413	$(394,664)	$116,580	$(5,719,036)	$(143,917)

Foreign currency translation adjustments - note 11)	-	-	-	-	-	-	66,118	-	66,118

Record of common stock for prepaid service - note 9)	-	-	-	-	-	211,197	-	-	211,197

Issuance of common stock for Legal adviser - notes 7, 9)	16,000	16	-	-	4,424	-	-	-	4,440

(Loss) for the nine months ended September 30, 2013	-	-	-	-	-	-	-	(1,001,067)	(1,001,067)

Balance at September 30, 2013	16,806,631	$16,806	-	$-	$5,840,837	$(183,467)	$182,698	$(6,720,103)	$(863,229)

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

Note 2 - GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying Consolidated Financial Statements, the Company incurred net losses of $1,001,067 and $663,757 for the nine months ended September 30, 2013 and 2012 respectively, has accumulated deficit of $6,720,103 and has net deficiency in shareholders’ equity of 863,229 respectively at September 30, 2013.  Although as mentioned in Note 8 “Additional Paid in Capital”, a former major preferred stock shareholder of the Company has undertaken to inject funds in the amount of RMB10,000,000 (equivalent to $1,547,000) to HZ Ceetop as its working capital on or before December 31, 2011 However, up to September 30, 2013, only RMB2,000,000 (equivalent to $312,412) was injected by that major shareholder, who waived repayment thereof, so the amount $312,412 was credited to additional paid in capital.    Management is unable and in particular following returning and cancellation of all preferred stock for no consideration on September 5, 2012 (note 8) to ascertain when the balance of RMB8,000,000 (equivalent to $1,234,588) would be injected to the Company.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  As mentioned in note 5, net funds of $3,529,700 have been received during the nine month period ended September 30, 2013, from a group of potential shareholders pending execution of formal stock purchase agreement and issuance of common stock.  During the year ended December 31, 2012, a verbal agreement was reached by the Government of Guiyang (the “Government”) and the Company.  Under the terms of agreement, the Government will provide subsidies to the Company amounting to RMB10,000,000 per year for three consecutive years to encourage the Company establish the business in the city in order to enhance the economic development of the city.  With respect to the verbal agreement, management considers that the main terms of the agreement have been agreed and the remaining details are still in the process of negotiation.  Management is confident that the agreement will be finalized and executed in the near future, but there is no guarantee an agreement will be entered into and if so when any such agreement will be entered into.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02 , which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.”  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States of America (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operation or financial condition.

As of September 30, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

CEETOP INC.

(FORMERLY KNOWN AS CHINA CEETOP.COM, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

Note 4 – EQUITY INTEREST IN AN INVESTEE COMPANY

The Company’s investment in a company that is accounted for on the equity method of accounting represents 42.5% interest in Hangzhou Softview Information Technology Company Limited, a PRC incorporated company, which is engaged in development of supply chain information system. The investment in this company amounted to US$ 1,318,679 at September 30, 2013. The results of operations and financial position of the Company’s equity basis investment is summarized below:

Condensed income statement information:

	Since date of investment up to 09/30/2013	2013 Q1-Q3

Net sales	$24,707	$60,420
Gross margin	$24,618	$60,176
Net income/(loss)	$(13,770)	$(63,992)

Company’s 42.5% share of loss	$(5,852)
Goodwill written-off	(66,534)
Company’s Equity (loss) on investee company	$(72,386)

Condensed balance sheet information:

09/30/2013

Current assets	$1,599,779
Non-current assets	1,632,615
Total assets	$3,232,394

Current liabilities	$143,450
Equity	3,088,944
Total liabilities and equity	$3,232,394

The excess of the carrying amount of the Company’s investment over the amount of its equity in the underlying net assets of the investee of $66,534 was assigned to goodwill which was immediately written off, as the equity investment in Softview was not expected to generate positive cash flow for the Company.  The amount of goodwill written off was included in Equity (loss)-share of investee company in the Consolidated Statements of Operations and Comprehensive Loss.

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

The deferred tax asset not recognized is as follows:

	09/30/2013	12/31/2012
Unused tax loss brought forward	$5,208,680	$4,124,891
Unused tax loss for the period/year	1,001,067	1,393,388
Expenses not deductible for tax (share-based payment)	(215,637)	(309,599)
	$5,994,110	$5,208,680

Unrecognized deferred tax asset brought forward	1,302,170	1,031,223
Unrecognized deferred tax asset for the year (at PRC tax rate of 25%)	177,458	270,947
Unrecognized deferred tax asset carried forward	$1,479,628	$1,302,170
Less : valuation allowances	(1,479,628)	(1,302,170)

Deferred income tax benefit, net of valuation allowance	$-	$-

The Company has not recognized deferred tax asset in respect of PRC tax loss in these Consolidated Financial Statements as it is not more-likely-than-not that the future taxable profit against which loss can be utilized will be available to the entities operating in PRC.  The unrecognized tax loss as of December 31, 2012 that will be expiring in 2013, 2014, 2015, 2016 and 2017 are respectively $426,068, $648,473, $1,596,587, $1,453,763 and $1,083,789 .   The unrecognized tax loss incurred for nine months ended September 30, 2013 of $709,833 (on top of the amount of unrecognized tax losses to December 31, 2012) will expire in 2018.

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

SEPTEMBER 30, 2013

(UNAUDITED)

Note 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Balances and movements of accumulated other comprehensive income, included in stockholders’ equity, at September 30, 2013 and December 31, 2012, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income

Balance at December 31, 2011	$108,193	$108,193
Change for the year	8,387	8,387

Balance at December 31, 2012	$116,580	$116,580
Change for 2013 Q1	180	180

Balance at March 31, 2013	$116,760	$116,760
Change for 2013 Q2	34,040	34,040
Balance at June 30, 2013	$150,800	$150,800
Change for 2013 Q3	31,898	31,898
Balance at September 30, 2013	$182,698	$182,698

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

Corporate Organization

 The address for each entity is set forth below:

Name	Address
China Ceetop.com, Inc	A2803, Lianhe Guangchang, 5022 Binhe Dadao, Futian District, Shenzhen, China

Surry Holdings Limited	P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands

Westow Technology Limited	P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands

Guizhou Ceetop Network Technology Co. Ltd (headquarters)	East Yunhuan Road, Baiyun District, Guiyang, China

Hangzhou Ceetop Network Technology Co. Ltd	501 A YuanhuaWangzuo Center, 65 Xintang Road, Hangzhou, China, 310020

Hangzhou Lianzhan Supply Chain Management Co., Ltd.	Suite A1028, 9th Xiyuan Road, Boke Dasha, Hangzhou, China

Hangzhou Tuoyin Management Consulting Co., Ltd.	Suite A1027, 9th Xiyuan Road, Boke Dasha, Hangzhou, China

Hangzhou Softview Information Technology Company Limited	Suite A1026, 9 th Xiyuan Road, Boke Dasha, Hangzhou, China

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

Net loss

The Company’s net loss was $498,068 and $ 151,278 for the three months ended September 30, 2013 and 2012, respectively representing a 329% increase. The increase was due to input to the new business and increase of expenses as a result of transition of business.

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

Although the Company incurred a loss of $1,001,067 for the nine months ended September 30, 2013 and has sustained accumulated losses of $6,720,103 at September 30, 2013, the Company is actively seeking additional financing opportunities, and focusing on the transition to the new facets of its business to generate cash flow.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

CEETOP INC.
(Registrant)

By:	/s/ Weiliang Liu
Weiliang Liu
CEO, President, Secretary, and Director

Date: November 17, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Weiliang Liu	CEO, President, Secretary, and Director	November 18, 2014
Weiliang Liu

/s/ Shengming Jia	CFO, and Treasurer	November 18, 2014
Shengming Jia

