Form 10-Q
period 2014-09-30
Ceetop Inc.
filed 2014-11-19
CIK 1439254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 18, 2014 the Company had outstanding 40,956,631 shares of its common stock, par value $0.001.

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

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

CEETOP INC

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Un-audited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	$5,530	$118,299
Other receivables	74,421	86,603
Prepaid expenses and deposits	-	22,994
Total Current Assets	79,951	227,896

Non-current assets
Property, plant and equipment, net (note 4)	220,194	266,583
Equity investment in an investee company (note 5)	1,170,745	1,299,995
Prepayment for software development (note 6)	974,865	981,643

Total Assets	$2,445,755	$2,776,117

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses and other payables	$355,276	$335,228
Due to related parties (note 10)	260,577	-
Total Current Liabilities	615,853	335,228

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 40,956,631 and 17,956,631 shares issued and outstanding as at September 30, 2014 and December 31, 2013 (note 8a)	40,956	17,956
Share subscription	-	3,680,000
Additional paid-in capital	10,934,187	7,277,187
Deferred stock based compensation (note 8b)	-	(117,285)
Accumulated other comprehensive income	170,586	188,666
Accumulated (deficit)	(9,315,827)	(8,605,635)
Total Stockholders' Equity	1,829,902	2,440,889

Total Liabilities and Stockholders' Equity	$2,445,755	$2,776,117

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Un-audited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Selling, general and administrative expense	$91,991	$427,416	$586,262	$932,872
Loss on disposal of property and equipment	-	-	3,837	-
(Loss) from operations	(91,991)	(427,416)	(590,099)	(932,872)

Other income (loss)
Equity (loss) - share of investee company (note 5)	(39,668)	(72,386)	(120,170)	(72,386)
Interest income	5	1,734	77	4,191

Net (loss)	$(131,654)	$(498,068)	$(710,192)	$(1,001,067)

Other comprehensive income (loss) - Foreign currency translation adjustment	888	20,383	(18,080)	54,603

Comprehensive (loss)	$(130,766)	$(477,685)	$(728,272)	$(946,464)

Net (loss) per share - basic and diluted	$(0.00)	$(0.03)	$(0.02)	$(0.06)

Weighted average shares outstanding
-basic and diluted	40,956,631	16,805,243	36,575,679	16,804,191

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Un-audited)

	Nine months ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(710,192)	$(1,001,067)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation of property, plant and equipment	38,448	21,738
Share based payment expenses	117,285	215,637
Accounts receivable written off	-	198,905
Loss on disposal of property and equipment	3,837	-
Share of loss in equity investment in Softview	120,170	72,386
Changes in operating assets and liabilities:
Accounts receivable	-	(1,817)
Other receivables, deposits and prepayment	34,751	77,476
Accrued expenses and other payables	20,710	(381,117)
Net cash (used in) operating activities	(374,991)	(797,859)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,444)	(272,602)
Disposal of property and equipment	8,442	-
Equity investment in Softview	-	(1,379,550)
Net cash generated by (used in) investing activities	6,998	(1,652,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from a director (note 10a)	613	-
Advance from an investee company (note 10b)	259,964	-
Cash received in advance of shares subscription	-	2,988,947
Net cash generated by financing activities	260,577	2,988,947

Effect of exchange rate changes on cash and cash equivalents	(5,353)	49,892

Net change in cash and cash equivalents	(112,769)	588,828
Cash and cash equivalents, beginning balance	118,299	71,608
Cash and cash equivalents, ending balance	$5,530	$660,436

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

CEETOP INC

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock			Additional	Deferred stock based	Accumulated Other		Total Stock-holders'
Description	Stock outstanding	Amount	Shares subscription	paid-in capital	compensation (note 8b)	Comprehensive Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2012 (audited)	16,790,631	$16,790	$-	$5,836,413	$(394,664)	$116,580	$(5,719,076)	$(143,957)
Foreign currency translation adjustments	-	-	-	-	-	72,086	-	72,086
Amortization of deferred stock based compensation	-	-	-	-	277,379	-	-	277,379
Issuance of common stock to employees	1,150,000	1,150	-	1,436,350	-	-	-	1,437,500
Issuance of common stock for legal services	16,000	16	-	4,424	-	-	-	4,440
Shares subscription	-	-	3,680,000	-	-	-	-	3,680,000
Loss for the year	-	-	-	-	-	-	(2,886,559)	(2,886,559)
Balance, December 31, 2013 (audited)	17,956,631	17,956	3,680,000	7,277,187	(117,285)	188,666	(8,605,635)	2,440,889
Foreign currency translation adjustments	-	-	-	-	-	(18,080)	-	(18,080)
Amortization of deferred stock based compensation (note 8b)	-	-	-	-	117,285	-	-	117,285
Issuance of common stock due to shares subscription (note 8a)	23,000,000	23,000	(3,680,000)	3,657,000	-	-	-	-
Loss for the nine months	-	-	-	-	-	-	(710,192)	(710,192)
Balance, September 30, 2014 (un-audited)	40,956,631	$40,956	$-	$10,934,187	$-	$170,586	$(9,315,827)	$1,829,902

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.

(FORMERLY CHINA CEETOP.COM INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

Since Surry, Westow, SZ Ceetop and HZ Ceetop were under common control of a controlling party both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting.  The consolidated financial statements have been prepared on the basis as if Surry had always been the holding company of Westow, SZ Ceetop and HZ Ceetop and this group structure had been in existence throughout the nine months ended September 30, 2014 and year ended December 31, 2013 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

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

The Company operates in a single reportable segment, the principal activities of the Company are an online platform for distribution of 3C products (computers/communications/consumer electronics) in the PRC by way of a website named www.ceetop.com mainly through its wholly owned legal subsidiaries HZ Ceetop and SZ Ceetop.

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

Note 2 - GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying Consolidated Financial Statements, the Company generated no income for the nine months ended September 30, 2014 due to transitioning from online retail sales to supply chain services, incurred net losses of $131,654 and $498,068 for the three months ended September 30, 2014 and 2013 respectively; $710,192 and $1,001,067 for the nine months ended September 30, 2014 and 2013 respectively, and has accumulated deficit of $9,315,827 and $8,605,635 at September 30, 2014 and December 31, 2013, respectively.  Furthermore, previous discussion between the Company and the Government of Guiyang (the “Government”) during the year ended December 31, 2012, to provide subsidies to the Company amounting to RMB 10,000,000 per year for three consecutive years to entice the Company to relocate to Guiyang remains inconclusive.  It appears, as at September 30, 2014, it is more-likely-than-not, the Company will not be able to obtain the subsidies from the Government. Furthermore, the Company has transformed from online retail sales into an integrated supply chain service provider. There has been no revenue generated so far from this new business segment and the Company requires additional capital and funds to continue its development in this activity. These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock, in addition to the sale of 23,000,000 shares of the Company’s stock for $3,680,000 during the nine months ended September 30, 2014 (note 8a) and a pending stock purchase agreement (note 8c), although there is no guarantee the Company will be successful in raising these necessary additional funds.

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

Translation Adjustment

As of September 30, 2014 and December 31, 2013, the accounts of the Company were maintained, and its financial statements were expressed, in RMB. Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification, with the RMB as the functional currency. According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity. Transaction gains and losses are reflected in the Consolidated Statements of Operations and Comprehensive Loss.

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

As of September 30, 2014, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

Office equipment	3 - 5 years
Leasehold improvement	3 years
Motor vehicles	10 years

As of September 30, 2014 and December 31, 2013, property, plant & equipment consist of the following:

	9/30/2014	12/31/2013
Office equipment	396,497	406,306
Leasehold improvement	95,507	96,171
Motor vehicles	53,943	54,318
Accumulated depreciation	(325,753)	(290,212)
	$220,194	$266,583

Depreciation expense for the three months ended September 30, 2014 and 2013 was $12,585 and $11,681, respectively; for the nine months ended September 30, 2014 and 2013 was $38,448 and $21,738, respectively.

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

As at September 30, 2014 and December 31, 2013, the Company’s share of underlying net assets of Softview is as follows:

	9/30/2014	12/31/2013

Current assets	$1,458,358	$1,596,417
Current liabilities	(165,550)	(134,337)
Property, plant and equipment	13,128	15,194
Intangible assets	1,448,757	1,581,536
Underlying net assets of Softview	$2,754,693	$3,058,810

The Company's investment	1,170,745	$1,299,995
The Company's share of underlying net assets of Softview	1,170,745	1,299,995
Difference	-	$-

The results of operations of Softview are summarized below:

Condensed income statement information:

	Three months ended September 30, 2014	Nine months ended September 30, 2014

Net sales	$18,876	$129,466
Gross profit	$(19,833)	$(3,765)
Net (loss)	$(93,336)	$(282,752)

Company's 42.5 % share of loss	$(39,668)	$(120,170)

For the purpose of incorporating Softview’s condensed financial information into these Consolidated Financial Statements, management determined that there are no significant differences between the Company’s and Softview’s accounting policy.

Note 6 – PREPAYMENT FOR SOFTWARE DEVELOPMENT

In December 2013, the Company entered into a software development agreement with certain software developer in the PRC to develop a customized software for the Company’s exclusive use by December 31, 2014, for total consideration of $981,643 (RMB 6,000,000).  Pursuant to the terms of the software development agreement, the Company made a prepayment of $981,643 upon signing of the software development agreement.  In accordance with the Company’s accounting policies on translation adjustment, the amount was translated from RMB at the current exchange rate at September 30, 2014 to $974,865. Total amount of the prepayment is fully refundable if the software developer fails to develop and deliver the customized software to the Company that meets the Company’s specification by December 31, 2014.

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

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations.  For the three and nine months ended September 30, 2014 and 2013, the Company had no related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

Note 8 – SHARE CAPITAL

(a) Common shares

The Company is authorized to issue up to 100,000,000 shares of common stock of par value of $0.001 per share and 3,558,046 shares of Series A preferred stock of par value of $0.001 per share.  As of September 30, 2014 and December 31, 2013, the Company has a total of 40,956,631 and 17,956,631 shares of common stock and no shares of Series A Preferred Stock outstanding.

For the year ended December 31, 2013	Shares issued	Value
i. issued for legal advisory services, valued at $0.02 per share	12,000	$240
ii. issued for legal advisory services, valued at $1.05 per share	4,000	4,200
iii. issued to employees for past services, valued at $1.25 per share	1,150,000	1,437,500
Total common stock issued during the year ended December 31, 2013	1,166,000	$1,441,940

For the nine months ended September 30, 2014	Shares issued	Value
iv. sale of shares of common stock to 10 different investors pursuant to a Stock Purchase Agreement, valued at $0.16 per share	23,000,000	$3,680,000
Total common stock issued during the nine months ended September 30, 2014	23,000,000	$3,680,000

These shares were fully vested and not subject to forfeiture when issued.

(b) Deferred stock-based compensation

On July 12, 2011, the Company issued an aggregate of 2,900,000 shares of the Company’s common stock to four independent parties, in exchange for market research and other advisory services from them pursuant to the terms of four consultancy agreements dated May 6, 2011, June 15, 2011, April 3, 2011 and May 5, 2011 respectively (“Consultancy Agreements”).  The shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.31 per share and the total fair value of the shares issued was $899,000.  The fair value of the shares issued was based on the quoted market price of the Company’s shares as of July 12, 2011. The total fair value of the shares issued are recognized as a share-based payment expense over the period from the date of the Consultancy Agreements to the consultancy services are completed.  The consultancy services are to be performed for two to three years.   For the three months ended September 30, 2014 and 2013, the Company amortized $2,733 and $66,183; for the nine months ended September 30, 2014 and 2013, the Company amortized $117,285 and $215,637 as share-based payment expense respectively.  No unrecognized share-based payment expense was recognized as of September 30, 2014.  There is no tax benefit related to the share-based payment expense recognized.

(c) Stock purchase agreement

On August 2, 2014, the Company entered into a stock purchase agreement (the “Share Transaction”) to issue 6,000,000 shares of the Company’s common stock to four arm’s length investor for total consideration of $960,000. Subsequent to September 30, 2014, on November 18, 2014, the Company received $407,000 (RMB2,500,000) in respect of the Share Transaction, the remainder of $569,800 (RMB3,500,000) is still outstanding. The transaction is expected to be completed by the end of year 2014 when the remainder of $569,800 is expected to be received and the stock certificates will then be delivered to the respective investors. As of the date hereof the Share Transaction has not yet been completed.

Note 9 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves.  The allocation is 10 percent of the net income and the cumulative allocations are not to exceed 50 percent of the registered capital.  However, the laws do not prohibit enterprises to allocate net income to this reserve after the limit of 50 per cent of registered capital has been reached.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2014 and December 31, 2013, the Company has not allocated to these non-distributable reserve funds due to losses sustained in the three and nine months ended September 30, 2014 and the year ended December 31, 2013.

Note 10 – RELATED PARTY TRANSACTION

(a)	During the nine months ended September 30, 2014, the Company received net advances totaling $613 from a director, who is also an officer of the Company. These advances are non-interest bearing and have no stated repayment terms.

(b)	During the nine months ended September 30, 2014, the Company received advances totaling $259,964 from Softview. These advances are non-interest bearing and have no stated repayment terms.

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

As of November 18, 2014, the Company received $407,000 (RMB2,500,000) in respect of the Share Transaction as set out in note 8(c) above. Up to the filing of these consolidated financial statements the share certificates have not been delivered to the respective investors and the Share Transaction has not yet been completed.

No other significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Note 13 - AMENDMENT

The accompanying consolidated balance sheet as at September 30, 2013, consolidated statements of operations and comprehensive loss, consolidated statement of cash flows, statement of stockholders’ equity and certain sections of the notes to consolidated financial statements for the three and nine months then ended, have been amended to correct an over-statement of the Company’s equity investment in Softview as at September 30, 2013 and the Company’s share of loss thereof.

Softview’s condensed income statement information:

	Since date of investment to September 30, 2013
	Amounts previously reported	Amended

Net sales	$24,707	$24,707
Gross profit	$24,618	$24,618
Net income (loss)	$7,556	$(13,770)

Company's 42.5 % share of gain (loss)	$3,211	$(5,852)
Goodwill written-off	-	(66,534)
Equity gain (loss) in investee company	$3,211	$(72,386)

The Company’s share of underlying net assets of Softview is as follows:

	As at September 30, 2013
	Amounts previously reported	Amended

Current assets	$1,585,648	$1,599,779
Current liabilities	(66,503)	(143,450)
Property, plant and equipment	12,860	16,198
Intangible assets	1,642,355	1,616,417
Underlying net assets of Softview	$3,174,360	$3,088,944

The Company's investment	$1,382,761	$1,318,679
The Company's share of underlying net assets of Softview	1,382,761	1,318,679
Difference	$-	$-

The amendment has the following effect on net loss, comprehensive loss and loss per share:

	Three months ended September 30, 2013		Nine months ended September 30, 2013
	Amounts previously reported	Amended	Amounts previously reported	Amended

Net (loss)	$(422,471)	$(498,068)	$(925,470)	$(1,001,067)
Comprehensive (loss)	$(466,17)	$(477,685)	$(934,949)	$(946,464)
(Loss) per share - basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.06)

The amendment has no effect on items reported on the Company’s consolidated financial statements subsequent to September 30, 2013.

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

Organization History

Organizational History of Ceetop, Inc

Ceetop, Inc. was incorporated in Oregon on February 18, 2003 under the name of GL Gold Inc.  On June 6, 2003 the Company filed an amendment with the State of Oregon changing its name to Oregon Gold, Inc.  On January 7, 2011 Oregon Gold Inc. changed its name to China Ceetop.com, Inc., and on September 12, 2013 the Company changed its name to Ceetop Inc.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Net Sales.  For the three and nine months ended September 30, 2014 and 2013, sales were $nil, The lack of revenues is due to the Company transitioning from online retail sales to B to B supply chain service.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased 78% to $91,991 for the three months ended September 30, 2014 from $427,416 for the three months ended September 30, 2013; decreased 37% to 586,262 for the nine months ended September 30, 2014 from $932,872 for the nine months ended September 30, 2013.

Net Loss. The Company’s net loss was $131,654 and $498,068 for the three months ended September 30, 2014 and 2013, respectively; and $710,192 and $1,001,067 for the nine months ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources:

The Company incurred net losses of $131,654 and $498,068 for the three months ended September 30, 2014 and 2013 respectively; and $710,192 and $1,001,067 for the nine months ended September 30, 2014 and 2013, respectively, and has accumulated deficit of $9,315,827 at September 30, 2014.

For the year ended December 31, 2013, our independent auditors, in their report on the financial statements, have indicated that the Company has experienced recurring losses from operations and may not have enough cash and working capital to fund its operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. Management has made a similar note in the financial statements.  As indicated herein, we will have to raise capital for the implementation of our business plan, and continuing our operations.  We do not have sufficient revenues to pay our expenses of operations. Unless the Company is able to raise working capital, in addition to the sale of 23,000,000 shares of the Company’s stock for $3,680,000 during the nine months ended September 30, 2014 (note 8a) and a pending stock purchase agreement (note 8c), it is likely that the Company either will have to cease operations, substantially change its methods of operations, or change its business plan.

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

Impairment of Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.”  The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2014 and December 31, 2013, there were no impairments of its long-lived assets.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740.  When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements.  At September 30, 2014 and December 31, 2013, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014. Their evaluation was carried out with the participation of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective.

Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of September 30, 2014.

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive loss, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (2)

(1)	Filed herewith

(2)	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Ceetop Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CEETOP INC.
(Registrant)

By:	/s/ Weiliang Liu
Weiliang Liu
CEO, President, Secretary, and Director

Date: November 19, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Weiliang Liu	CEO, President, Secretary, and Director	November 19, 2014
Weiliang Liu

/s/ Shengming Jia	CFO, and Treasurer	November 19, 2014
Shengming Jia

