Form 10-K
period 2014-12-31
Ceetop Inc.
filed 2015-04-15
CIK 1439254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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
(Do not check if smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act: Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was US $623,937.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 10, 2015, the Company had outstanding 46,956,631 shares of its common stock, par value $0.001.

Documents Incorporated by Reference: None

CEETOP INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2014

Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements. In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

ITEM 1. BUSINESS

Overview

Ceetop Inc. (formerly China Ceetop.com, Inc.), a corporation organized under the laws of the State of Oregon (the “Company”), is an e-commerce company. Before 2013 the Company owned and operated the online retail platform: www.ceetop.com. Since 2013 the Company has transformed from online retail sales into an integrated supply chain service provider, and focuses on business to business supply chain management and related value added services for customers.

The Company, through Guizhou Ceetop Network Technology Co. Ltd., provides an effective solution to standardization of non-standard products and relevant data transmission. We mainly focus on providing a trading information platform for both buyers and sellers as software as a service (“SaaS”). We provide supply chain implementation services, supply chain management consulting services, and supply chain financial advisory services. The Company uses supply chain management technology and internet to integrate both upstream and downstream firms into a single system. This system is centralized in core manufactures, and links the raw material suppliers, retailers, logistic servers and banks together to establish an integrated, complete e-commercial supply chain system (“iSCM”) to serve the terminal customers. We also provide our clients with data analysis services for analyzation of their industrial and regional economic performance. The iSCM system provides companies online platforms, offline stores and logistic servers, and banks with efficiencies.

Organization History

Ceetop Inc. (formerly China Ceetop)

Ceetop Inc. (formerly China Ceetop. com, Inc.) was incorporated in Oregon on February 18, 2003 under the name of GL Gold Inc. On June 6, 2003 the Company filed an amendment with the State of Oregon changing its name to Oregon Gold, Inc. On January 7, 2011 Oregon Gold Inc. changed its name to China Ceetop.com, Inc. On January 27, 2011, the Company became the holding company of Surry Holding Limited (“Surry”) through a reverse acquisition. On September 12, 2013 the Company changed its name to Ceetop Inc.

Ceetop Holdings Limited. (Formerly Surry)

Surry was incorporated in the British Virgin Islands on September 18, 2009. Surry holds 100% of Westow Technology Limited (“Westow”), a company incorporated in the British Virgin Islands, which in turn holds 100% of Shenzhen Ceetop Network Technology Co., Limited ("SZ Ceetop"), a company incorporated in Shenzhen, Peoples’ Republic of China ("PRC") and ultimately holds 100% of Hangzhou Ceetop Network Technology Co., Limited ("HZ Ceetop"), a company incorporated in Hangzhou, PRC. On April 3, 2014, Surry changed its name to Ceetop Holdings Limited.

Westow Technology Limited

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

Guizhou Ceetop Network Technology Co., Ltd., Hangzhou Ceetop Network Technology Co., Ltd, Hangzhou Lianzhan Supply Chain Management Co., Ltd., and Hangzhou Tuoyin Management Consulting Co., Ltd.

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

On July 24, 2014, the Company established a wholly owned company Ceetop (Hong Kong) Limited in Hong Kong under Ceetop Holdings Limited for its business expansion. Ceetop (Hong Kong) Limited is 100% owned by Ceetop Holdings Limited.

The address for each entity is set forth below:

Name	Address
Ceetop Inc.	A2803, Lianhe Guangchang, 5022 Binhe Dadao, Futian District, Shenzhen, China

Ceetop Holdings Limited	P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands

Westow Technology Limited	P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands

Guizhou Ceetop Network Technology Co. Ltd (headquarters)	East Yunhuan Road, Baiyun District, Guiyang, China

Hangzhou Ceetop Network Technology Co. Ltd	501 A YuanhuaWangzuo Center, 65 Xintang Road, Hangzhou, China, 310020

Hangzhou Lianzhan Supply Chain Management Co., Ltd.	Suite A1028, 9th Xiyuan Road, Boke Dasha, Hangzhou, China

Hangzhou Tuoyin Management Consulting Co., Ltd.	Suite A1027, 9th Xiyuan Road, Boke Dasha, Hangzhou, China

Ceetop (Hong Kong) Limited	Unit B 8/F Wing Yee Comm Building, 5 Wing Cut St, Sheung Wan, Hong Kong

Hangzhou Softview Information Technology Company Limited	Suite A1026, 9th Xiyuan Road, Boke Dasha, Hangzhou, China

3

Below is the organization chart:

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

Employees

As of April 10, 2015, the Company has 23 employees.

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

ITEM 4. MINE SAFETY DISCLOSURE.

None.

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

Information regarding the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported by OTCBB is summarized as follows:

	Price Range
	High	Low
Fiscal 2014 -
Quarter ended December 31, 2014	$1.000	$0.800
Quarter ended September 30, 2014	3.250	0.750
Quarter ended June 30, 2014	1.000	0.800
Quarter ended March 31, 2014	1.950	0.550
Fiscal 2013 -
Quarter ended December 31, 2013	$1.900	$0.750
Quarter ended September 30, 2013	2.390	2.390
Quarter ended June 30, 2013	0.550	0.550
Quarter ended March 31, 2013	0.290	0.290

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

Holders

As of April 10, 2015 we have 130 shareholders of record of our common stock.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Net Sales. For the year ended December 31, 2014, sales were $361,887, compared to $nil for the year ended December 31, 2013. During 2012 and 2013, the Company made strategic changes in business models from online retail sales to B to B supply chain service. During this transition period, there were no sales in 2013. In 2014, the Company’s revised business commenced sales.

Cost of Sales. Cost of sales for the year ended December 31, 2014 was $360,443, compared to $nil for the year ended December 31, 2013. This increase in cost of sales was mainly due to the increase in sales, and the transition of the Company into a new facet of business.

Stock Based Compensation. The Company had stock based compensation for the years ended December 31, 2014 and 2013 of $nil and $1,441,940, respectively. The Company also amortized $117,285 and $277,379 of deferred stock based compensation for the years ended December 31, 2014 and 2013, respectively. The compensation was issued for various consulting and professional services to the Company and certain employees of the Company. See Note 10 to the Consolidated Financial Statements for a thorough discussion of the issuances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $694,955 for the year ended December 31, 2014 from $2,432,918 for the year ended December 31, 2013, representing a 71% decrease. The decrease was mainly due to the decrease in salaries due to reduction of staffing and professional fees.

Net Loss. The Company’s net loss was $840,959 and $2,886,599 for the years ended December 31, 2014 and 2013, respectively. The decrease of loss was due to significantly less input to the new business and increase of expenses as a result of transition of business in 2014 compared with the prior year.

Liquidity and Capital Resources:

The Company incurred net losses of $840,959, and $2,886,599 for the years ended December 31, 2014 and 2013 respectively, and has accumulated deficit of $9,446,594 at December 31, 2014.

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

Impairment of Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2014 and 2013, there were no impairments of its long-lived assets.

Income Taxes

The Company applies the provisions of FASB ASC 740-10, Accounting For Uncertainty In Income Taxes, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in financial statements. ASC 740-10 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740-10 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements.

All of the Company’s income is generated in the PRC, and accordingly, its income tax provision is calculated based on the applicable tax rates and existing legislation, interpretation and practices in respect thereof.

Basic and Diluted Income / (Loss) Per Share

Basic earnings per share are computed on the basis of the weighted average number of common stock outstanding during the period.

Diluted earnings per share are computed on the basis of the weighted average number of common stock and common stock equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

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

Fair Value of Financial Instruments

As required by the Fair Value Measurements and Disclosures Topic of FASB ASC 820-10 (“ASC 820-10”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2014 and 2013, the carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable and other payables approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Ceetop Inc.

We have audited the accompanying Consolidated Balance Sheet of Ceetop Inc. as of December 31, 2014, and the related Consolidated Statements of Operation and Comprehensive Loss, Stockholders’ Equity and Cash Flows for the year then ended. Ceetop Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ceetop Inc. as of December 31, 2014, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred recurring losses from operations, has a net loss of $840,959 for the year ended December 31, 2014,and has accumulated deficit of $9,446,594 at December 31, 2014. These matters are discussed in Note 2 to the consolidated financial statements that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MJF & Associates, APC

Los Angeles, California

April 12, 2015

DISCLOSURE

As a public company, our auditor is required by law to undergo regular Public Company Accounting Oversight Board (PCAOB) inspections to assess its compliance with U.S. law and professional standards in connection with its audits of financial statements filed with the SEC. The PCAOB, however, is currently unable to inspect the audit work and practices of our auditor who issued their audit report on our 2013 financial statements. As a result of this obstacle, investors in U.S. markets who rely on the prior auditor’s audit report are deprived of the benefits of PCAOB inspections of auditors.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Ceetop Inc.

We have audited the accompanying Consolidated Balance Sheet of Ceetop Inc. as of December 31, 2013, and the related Consolidated Statements of income and Comprehensive Income, Stockholders’ Equity and Cash Flows for the year then ended. Ceetop Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ceetop Inc. as of December 31, 2013, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Clement C. W. Chan & Co.

Clement C. W. Chan & Co.

Certified Public Accountants

3/F., & 5/F., Heng Shan Centre, 145 Queen’s Road East, Wanchai, Hong Kong

Date: April 15, 2014

CEETOP INC.

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

ASSETS

Current Assets
Cash and cash equivalents	$25,157	$118,299
Other receivables	203,918	86,603
Due from related party (Note 15)	172,634	-
Prepaid expenses and deposits (Note 5)	163,768	22,994
Total Current Assets	565,476	227,896

Prepayment for software development (Note 5)	975,000	981,643
Property, plant and equipment, net (Note 3)	153,977	266,583
Equity investment in an investee company (Note 4)	1,265,083	1,299,995
Total Assets	$2,959,536	$2,776,117

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses and other payables	$357,219	$335,228
Due to related party (Note 15)	300,625	-
Total Current Liabilities	657,844	335,228

Stockholders' Deficit
Common stock, $0.001 par value, 100,000,000 shares authorized, 46,956,631 and 17,956,631 shares issued and outstanding as at December 31, 2014 and 2013 (Note 8)	46,956	17,956
Additional paid-in capital (Note 9)	11,898,637	7,277,187
Subscription receivable	(368,000)
Shares subscription (Note 6)	-	3,680,000
Deferred stock based compensation (Note 10)	-	(117,285)
Accumulated other comprehensive income (Note 12)	170,693	188,666
Accumulated (deficit)	(9,446,594)	(8,605,635)
Total Stockholders’ Equity (Deficit)	2,301,692	2,440,889
Total Liabilities and Stockholders’ Equity	$2,959,536	$2,776,117

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2014	2013

Sales	$361,887	$-
Cost of sales	360,443	-
Gross profit	1,443	-

Selling, general and administrative expense	744,955	2,432,918
Impairment loss on accounts receivable	-	291,719
Impairment loss on other receivables	-	77,491
(Loss) from operations	(743,512)	(2,802,128)

Other income (loss)	(71,601)	-
Equity (loss)-share of investee company (Note 4)	(26,146)	(89,465)
Interest income	300	4,994

Net (loss)	$(840,959)	(2,886,599)

Foreign currency translation adjustment	(17,973)	72,086

Comprehensive (loss)	$(858,932)	$(2,814,513)

Net (loss) per share – basic and diluted	$(0.03)	$(0.17)

Weighted average shares outstanding-basic and diluted	42,337,453	16,890,265

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

									Accumulated		Total Stock-
	Common Stock		Preferred Stock				Additional	Deferred	Other		holders’
	Stock		Stock		Shares	Subscription	paid-in	stock based	Comprehensive	Accumulated	Equity
Description	outstanding	Amount	outstanding	Amount	Subscription	Receivable	capital	compensation	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2012	16,790,631	$16,790	-	$-	$-		$5,836,413	$(394,664)	$116,580	$(5,719,036)	$143,917
Foreign currency translation adjustments	-	-	-	-	-		-	-	72,086	-	72,086
Amortization of deferred stock based compensation	-	-	-	-	-		-	277,379	-	-	277,379
Issuance of common stock to employees	1,150,000	1,150	-	-	-		1,436,350	-	-	-	1,437,500
Issuance of common stock for legal services	16,000	16	-	-	-		4,424	-	-	-	4,440
Shares subscribed					3,680,000			-	-	-	3,680,000
Loss for the year	-	-	-	-	-		-	-	-	(2,886,599)	(2,886,599)
Balance at December 31, 2013	17,956,631	17,956	-	-	3,680,000		7,277,187	(117,285)	188,666	(8,605,635)	2,440,889
Foreign currency translation adjustments	-	-	-	-	-		-	-	(17,973)	-	(17,973)
Amortization of deferred stock based compensation (Note 10)	-	-	-	-	-		-	117,285	-	-	117,285
Issuance of common stock due to shares subscription	29,000,000	29,000	-	-	(3,680,000)	(368,000)	4,621,450	-	-	-	602,450
Issuance of common stock for legal services	-	-	-	-			-	-	-	-
Shares subscribed					-
Loss for year	-	-	-	-	-	-	-	-	-	(840,959)	(840,959)
Balance at, December 31, 2014	46,956,631	$46,956	-	$-	-	(368,000)	$11,898,637	$-	170,693	$(9,446,594)	$2,301,692

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(784,959)	$(2,886,599)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation of property, plant and equipment	50,516	33,744
Share based expenses	117,285	1,719,319
Accounts receivable written off	-	291,719
Impairment loss on other receivables	-	77,491
Share of loss in equity investment in Softview	26,146	89,465
Loss on disposal of property and equipment	3,846	-
Loss of disposal of properties	67,900	-
Changes in operating assets and liabilities:
Accounts receivable	-	-
Other receivables, deposits and prepayment	(258,872)	(4,201)
Due from related party	(172,847)	-
Accrued expenses and other payables	(23,529)	(362,318)
Net cash (used in) operating activities	(983,409)	(1,041,381)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(15,046)	(278,658)
Prepayment for software development	-	(968,632)
Disposal of Property and Equipment	3,677	-
Equity investment in Softview	-	(1,372,229)
Net cash (used in) investing activities	(11,370)	(2,619,519)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from an investee company	300,995	-
Funds received from share subscribers (note 6)	601,990	4,663,700
Funds returned to potential share subscribers (note 6)	-	(964,525)
Net cash provided by financing activities	902,985	3,680,000

Effect of exchange rate changes on cash and cash equivalents	(1,348)	27,590

Net change in cash and cash equivalents	(93,142)	46,691
Cash and cash equivalents, beginning balance	118,299	71,608
Cash and cash equivalents, ending balance	$25,157	$118,299

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Note 1 - ORGANIZATION

Ceetop Inc. (the “Company” or “Ceetop”) was incorporated in Oregon on February 18, 2003 under the name of GL Gold Inc.  On June 6, 2003 the Company filed an amendment with the State of Oregon changing its name to Oregon Gold, Inc.  On January 7, 2011 Oregon Gold Inc. changed its name to China Ceetop.com, Inc.  On September 12, 2013, the Company further changed its name to Ceetop Inc.

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

Since Surry, Westow, SZ Ceetop and HZ Ceetop were under common control of a controlling party both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting.  The consolidated financial statements have been prepared on the basis as if Surry had always been the holding company of Westow, SZ Ceetop and HZ Ceetop and this group structure had been in existence throughout the years ended December 31, 2014 and 2013 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

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

On January 14, 2014, the name of GZ Ceetop was changed to Guizhou Ceetop Group Holding Co., Limited.

On April 3, 2014, the name of Surry was changed to Ceetop Holdings Limited.

On July 24, 2014, the Company established a wholly owned company Ceetop (Hong Kong) Limited in Hong Kong under Ceetop Holdings Limited for its business expansion.

These Consolidated Financial Statements present the Company and its subsidiaries on a historical basis.

Note 2 - GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying Consolidated Financial Statements, the Company incurred net losses of $723,059 and $2,886,599 for the years ended December 31, 2014 and 2013 respectively and has accumulated deficit of $9,328,694 at December 31, 2014.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  As mentioned in note 6, the Company entered into a stock purchase agreement to issue 23,000,000 shares of the Company’s common stock for total consideration of $3,680,000 and 6,000,000 shares for an additional $976,200 that were issued in August 2014, of which $602,450 was received. The rest of $368,000 is expected to be received in 2015. Management believes that the Company will generate sufficient cash flows to fund its operations and to meet its obligations on timely basis for the next twelve months through additional stock issuance and its operations.

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

Basis of Accounting and Principles of Consolidation

The consolidated financial statements include the financial statements of Ceetop Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated on consolidation.

Investments in business entities, in which the Company does not have control but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method.

Translation Adjustment

For the years ended December 31, 2014 and 2013, the accounts of the Company were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended December 31, 2014 and 2013 included net income and foreign currency translation adjustments.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.  There were no contingencies of this type as of December 31, 2014 and 2013.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.  There were no contingencies of this type as of December 31, 2014 and 2013.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Accounts are considered past due after three months. As of December 31, 2014 and 2013, no allowance was deemed necessary since there was no accounts receivable balance outstanding respectively.

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

Office equipment	3 - 5 years
Leasehold improvement	3 years
Motor vehicles	10 years

As of December 31, 2014 and 2013 Property, Plant & Equipment consist of the following:

	12/31/2014	12/31/2013
Office equipment	411,026	406,306
Leasehold improvement		96,171
Motor vehicles	53,950	54,318
Accumulated depreciation	(311,000)	(290,212)
	$153,977	$266,583

Depreciation expense for the years ended December 31, 2014 and 2013 was $50,561 and $33,744, respectively.

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

With respect to the difference between investor cost and underlying equity in net assets of investee at date of investment (basis difference), ASC 323 requires this difference to be assigned to goodwill or depreciable or amortizable assets or liabilities and if assigned to depreciable or amortizable assets, the basis difference should be amortized or depreciated in connection with the income/loss recognized by the investor of their proportionate share of the investee’s net income or loss.  This effectively adjusts the investee basis to the investor’s basis, generally over a period of time.

Long-Lived Assets

FASB Topic of the Codification (ASC 360) addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of December 31, 2014 and 2013, there were no impairments of its long-lived assets.

 Fair Value of Financial Instruments

As required by the Fair Value Measurements and Disclosures Topic of FASB ASC 820-10 (“ASC 820-10”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2014 and 2013, the carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable and other payables approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Company.

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

Income Taxes

The Company applies the provisions of FASB ASC 740-10, Accounting For Uncertainty In Income Taxes, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in financial statements. ASC 740-10 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740-10 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements.

All of the Company’s income is generated in the PRC, and accordingly, its income tax provision is calculated based on the applicable tax rates and existing legislation, interpretation and practices in respect thereof.

Statement of Cash Flows

In accordance with SFAS 95 “Statement of Cash Flows”, codified in FASB ASC Topic 230, cash flows from the Company’s operations are based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Basic and Diluted Earnings per Share

Basic earnings per share are computed on the basis of the weighted average number of common stock outstanding during the period.

Diluted earnings per share are computed on the basis of the weighted average number of common stock and common stock equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

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

In consideration for various legal advices performed by the Company’s legal adviser during the year ended December 31, 2013, the Company recognized the following stock based compensation expenses in the year:-

	Date of	No. of common shares	Fair market value at date of issue	Amount of expense
Name of legal adviser	issue	issued	per share	recognized
			US$	US$

Mr. Jeffrey Stein	January 1, 2013	12,000	0.02	240

Mr. Jeffrey Stein	May 8, 2013	4,000	1.05	4,200

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

Recent accounting pronouncements

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.”  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States of America (“GAAP”) to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013.  Early adoption is permitted.  Adoption of this update did not have a material effect on the Company’s consolidated results of operations or financial condition.

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

In July of 2013 the Financial Accounting Standards Board, or FASB issued Accounting Standards Update, or ASU, No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward exists. This guidance provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, except to the extent that carry-forwards are not available to settle any additional income taxes that would result from disallowance of a tax position. The unrecognized tax benefit should be presented as a liability. Adoption of this did not have a material effect on the Company’s consolidated results of operations or financial condition.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation: Topic 718. This amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (ASC 810)”. The Board is issuing the amendments in this Update to respond to stakeholders’ concerns about the current accounting for consolidation of certain legal entities. Stakeholders expressed concerns that current generally accepted accounting principles (GAAP) might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. Financial statement users asserted that in certain of those situations in which consolidation is ultimately required, deconsolidated financial statements are necessary to better analyze the reporting entity’s economic and operational results. Previously, the FASB issued an indefinite deferral for certain entities to partially address those concerns. However, the amendments in this Update rescind that deferral and address those concerns by making changes to the consolidation guidance. The Board considered stakeholder concerns in conjunction with the objective of general purpose financial reporting, which is to provide financial information about the reporting entity that is useful to existing and potential investors, lenders, and other creditors in making decisions about providing resources to the reporting entity. As a result, the Board is issuing the amendments in this Update, which change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.

As of December 31, 2014, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 4 – EQUITY METHOD INVESTMENT

In August 2013 the Company entered into a Capital Investment and Share Expansion Agreement (the “Agreement”) with Hangzhou Softview Information Technology Company Limited (“Softview”).  Softview, located in Hangzhou, Zhejiang Province, China, is an enterprise focusing on e-commerce, supply chain information systems development, maintenance and support.  Pursuant to the Agreement, in exchange for a 42.5% of the total equity in Softview, the Company paid capital of $1,382,761 (RMB 8,500,000) to Softview, while the existing shareholders of Softview contributed approximately $0.1 million in cash and intellectual property with a fair value of approximately $1.6 million.

As at December 31, 2014 and 2013, Softview’s total stockholders’ equity was as follow:

	12/31/2014	12/31/2013

Current assets	$1,520,728	$1,596,417
Current liabilities	(83,596)	(134,337)
Property, plant and equipment	22,868	15,194
Intangible assets	1,516,667	1,581,536
Underlying net assets of Softview	$2,976,667	$3,058,810

The Company's investment at	1,265,083	$1,299,995
The Company's share of underlying net assets of Softview	1,265,083	1,299,995
Difference	$-	$-

The results of operations and financial position of Softview is summarized below:

Condensed income statement information:

	Year ended December 31, 2014	From date of equity investment to 12/31/2013

Net sales	$345,715	$83,064
Cost of sales	$5,380	$59,272
Expenses	$401856	$78,577
Net (loss)	$(61,519)	$(54,785)

42.5% share	$(26,146)	$(23,284)
Add : goodwill written off	-	(66,689)
Equity (loss)-share of investee company	$(26,146)	(89,973)
Effect of exchange rate difference	(8,766)	508
Change of equity investment	$(34,912)	$(89,465)

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

Note 5 – PREPAYMENT FOR SOFTWARE DEVELOPMENT

As of December 31, 2014 and 2013, prepaid expenses and deposits on the Consolidated Balance Sheets were $1,138,768 and $1,004,637, respectively. The prepayment of $1,138,768, as of December 31, 2014 contained the prepayment for the software development of $975,000 and advances to vendors of $163,768; and the prepayment of $1,004,637 as of December 31, 2013 contained the prepayment of software development of $981,643 and advances to vendors of $22,994.

In December 2013, the Company entered into a software development agreement with certain software developer in the PRC to develop a custom software for the Company’s exclusive use by December 31, 2014, for total consideration of $981,643 (RMB 6,000,000).  Pursuant to the terms of the software development agreement, the Company made a prepayment of $981,643 upon signing of the software development agreement.  Total amount of the prepayment is fully refundable if the software developer fails to develop and deliver the custom software to the Company that meets the Company’s specification by December 31, 2014. As of December 31, 2014, 70% of the work of the software development has been completed and the rest of the whole project is expected to be completed in 2015.

Note 6 – SHARES SUBSCRIPTION

In December 2013, the Company entered into a Stock Purchase Agreement and sold an aggregate of 23,000,000 shares of the Company’s common stock for an aggregate purchase price of $3,680,000 ($0.16) per share to 10 different investors, out of funds entrusted by the investors to the Company during the year. As the stock purchase agreement was executed and the consideration had been entrusted to the Company prior to the financial year end date of 2013 notwithstanding that the closing took place after the financial year end date in February 2014 (note 16), the amount subscribed is included in equity in 2013  as shares subscribed and reclassified to common stock and additional paid-in capital 2014 when the agreement was executed.

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

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations.  For the years ended  December 31, 2014 and 2013, the Company had no related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

The deferred tax asset not recognized is as follows:

	12/31/2014	12/31/2013
Unused tax loss brought forward	$5,949,892	$5,208,680
Loss for the year	840,959	2,886,599
Unused tax loss expired during the year	(648,473)	(426,068)

Expenses not deductible for tax (share-based payment)	(117,285)	(1,719,319)
Total net operating loss carry forwards	$6,025,093	$5,949,892
Effective tax rate	25%	25%
Unrecognized deferred tax asset carried forward	$1,506,273	$1,487,473
Less : valuation allowances	(1,506,273)	(1,487,473)

Deferred income tax benefit, net of valuation allowance	$-	$-

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended December 31, 2014 and 2013:

	2014	2013
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.0%	9.0%
Non deductable stock compensation	5%	3%
Valuation allowance on NOL	20%	22.0%
Tax per financial statements	-%	-%

The Company has not recognized deferred tax asset in respect of PRC tax loss in these Consolidated Financial Statements as it is not more-likely-than-not that the future taxable profit against which loss can be utilized will be available to the entities operating in PRC.  The unrecognized tax loss as of December 31, 2014 that will be expiring in 2015, 2016, 2017, 2018 and 2019 are respectively $1,596,587, $1,453,763, $1,083,789, $1,167,280 and $723,674.

Note 8 - COMMON STOCK AND PREFERRED STOCK

The Company is authorized to issue up to 100,000,000 shares of common stock of par value of $0.001 per share and 3,558,046 shares of Series A preferred stock of par value of $0.001 per share.

On January 1, 2013 and May 8, 2013, the Company issued common stock of 12,000 shares and 4,000 shares to an independent party for settlement of services provided to the Company regarding general legal advisory services amounted to $240 and $4,200 respectively.

On December 4, 2013, the Company has issued common stock of 1,150,000 shares, fair valued at $1,437,500 (or $1.25 per share) for services provided during the year ended December 31, 2013.

In February 2014, the Company issued 23,000,000 shares to ten investors at $0.16 per share for $3,680,000.

In August 2014, 6,000,000 shares were subscribed to four individual investors for $970,450 (RMB 6,000,000). As of the date of the issuance of the consolidated financial statements, $602,450 (RMB 3,700,000) has been received. So as of December 31, 2014, 3,700,000 shares were issued.

As of December 31, 2014 and 2013, the Company has a total of 46,956,631 and 17,956,631 of common stock and no shares of Series A Preferred Stock outstanding. These shares were fully vested and not subjected to forfeiture when issued.

Note 9 - ADDITIONALPAID IN CAPITAL

Included in the Additional Paid in Capital balance of $11,530,637 as of December 31, 2014, contains the following:

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

On November 30, 2012, 8,116,194 shares of common stock held by the four shareholders were returned and cancelled for no consideration; an amount of $8,116 was therefore credited to additional paid in capital on that date.

In February 2014 the Company issued 23,000,000 shares to 10 different investors pursuant to a Stock Purchase Agreement, valued at $0.16 per share. The amount of $3,657,000 was recorded to additional paid-in capital.

In August 2014, the Company entered into a share purchase agreement with four individual investors to issue 1,500,000 shares to each of them totaling 6,000,000 shares for $976,660 (RMB 6,000,000). As of December 31, 2014, $602,450 was received and the balance of $374,210 is to be received in 2015. As such, $6,000 was recorded to Common Stock and $970,450 was recorded to Additional Paid-in Capital. The negative $368,000 unpaid balance was recorded to Additional Paid-in Capital.

Note 10 - SHARE BASED PAYMENTS

In 2013, the Company incurred share based payments of $1,441,940, and no such shared based payments incurred in 2014.

On July 12, 2011, the Company issued an aggregate of 2,900,000 shares of the Company’s common stock to Wuying Wang, Xiaoghua Jin, Lifang Yang and Qingxin Huang, four independent parties, in exchange for market research and other advisory services from them pursuant to the terms of four consultancy agreements dated May 6, 2011, June 15, 2011, April 3, 2011 and May 5, 2011 respectively (“Consultancy Agreements”).  The shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.31 per share and the total fair value of the shares issued was $899,000.  The fair value of the shares issued was based on the quoted market price of the Company’s shares as of July 12, 2011. The total fair value of the shares issued are recognized as a share-based payment expense over the period from the date of the Consultancy Agreements to the consultancy services are completed.  The consultancy services are to be performed for two to three years.   For the years ended December 31, 2014 and 2013, the Company amortized $117,285 and $277,379 as share-based payment expense respectively.  As of December 31, 2014, it was fully amortized.  There is no tax benefit related to the share-based payment expense recognized.

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

Note 11 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves.  The allocation is 10 percent of the net income and the cumulative allocations are not to exceed 50 percent of the registered capital.  However, the laws do not prohibit enterprises allocate net income to this reserve after the limit of 50 per cent of registered capital has been reached.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2014 and 2013, the Company has not allocated to these non-distributable reserve funds due to loss sustained in the years ended December 31, 2014 and 2013.

Note 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity as of December 31, 2014 and 2013 were as follows:

	December 31,	December 31,
	2014	2013

Accumulated other comprehensive income, beginning of period	$188,666	$116,580
Change in cumulative translation adjustment	(17,973)	72,086
Accumulated other comprehensive income, end of period	$170,693	$188,666

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

Note 14 - MAJOR CUSTOMERS AND CREDIT RISK

There was only one customer in the year of 2014 and no customer for the year of 2013.   During the year of 2014, the sales to the customer were $361,887, representing 100% of sales for 2014. There was no accounts receivable as of December 31, 2014 and 2013.

Note 15 – RELATED PARTY TRANSACTIONS

The Company has had, and expects to have in the future, transactions in the ordinary course of business with its stockholders, directors, and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. Listed below is a summary of material relationships or transactions with the Company’s related parties:

During the year of 2014, the Company advanced to the Company’s CEO and one of the major shareholders $172,634. The loan does not bear any terms and conditions, but it is due on demand. The Company expects repayment in 2015.

The Company borrowed $300,625 from its affiliated company Hangzhou Softview Information Technology Company Limited. The loan does not bear any terms and conditions. It is due at demand.

As of December 31, 2014 and 2013, the balance due to related parties was $300,625 and $0, respectively, and the balance due from related parties was $172,634 and $0, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 6, 2015, Clement C. W. Chan & Co. tendered its resignation as Ceetop Inc.’s independent registered public accounting firm effective February 6, 2015. Clement C. W. Chan & Co’s decision to resign as the Company’s independent auditors followed the expiry of audit services Clement C. W. Chan & Co. provided to the Company as set out in the engagement letter dated December 14, 2013 and the Company’s decision to engage another independent auditing firm. The foregoing determination by the Company was made upon approval and recommendation of the Company’s Board of Directors. Clement C. W. Chan & Co.’s report on the Company’s financial statements for the years ended December 31, 2013 and 2012 respectively did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles except that the auditor’s report on the Company’s financial statements for the fiscal years ended December 31, 2013 and 2012 contained a going concern qualification, noting that there was uncertainty whether the Company was able to continue as a going concern as it depended on (1) whether the Company was able to obtain additional funds from its major shareholder and (2) whether the Company was able to obtain subsidies from the Government of Guiyang. During the Company’s two most recent fiscal years ended December 31, 2013, and the interim period through the effective date of Clement C. W. Chan & Co.’s resignation, (i) , there were no disagreements between the Company and Clement C. W. Chan & Co. on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedures, and there were no disagreements, if not resolved to the satisfaction of Clement C. W. Chan & Co., would have caused Clement C. W. Chan & Co. to make reference to the subject matter of the disagreement(s) in its reports on the Company’s consolidated financial statements for such year, and (ii) there were no reportable events as defined in Item 304(a) (1) (v) of Regulation S-K.

On February 6, 2015 the Company retained MJF & Associates, APC to serve as the Company’s principal independent accountant.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of December 31, 2014, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in placed to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred in the year ended December 31, 2014, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Corrective Action

Management plans to address the structure of the Board of Directors and discuss adding an audit committee during 2015.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information concerning the directors and executive officers of the Company, as of December 31, 2014, their age and positions. Directors hold office until the next annual stockholders' meeting and thereafter until their successor is elected and qualified. Officers serve at the pleasure of the Board of Directors.

Name	Age	Positions
Weiliang Liu	46	CEO, President, Secretary, and Director

Shengming Jia	32	CFO

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

Neither Mr. Liu nor Mr. Jia holds any other directorships with reporting companies in the United States. There are no family relationships between Mr. Liu and Mr. Jia and the directors, executive officers, of the Company. During the last two years, there have been no transactions, or proposed transactions, to which the Company was or is to be a party, in which Mr. Liu or Mr. Jia (or any member of their immediate family) had or is to have a direct or indirect material interest that was not properly disclosed.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2014, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2014, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons. All the Section 16(a) filing requirements applicable to such persons with respect to fiscal year ended December 31, 2012 were complied with except for the filing of a report on Form 3 by Mr. Liu and Mr. Jia.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our officers and directors for the fiscal years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total Compensation ($)
Weiliang Liu – Chairman, CEO	2014	19,524	-	-	-	19,524
Weiliang Liu – Chairman, CEO	2013	19,373	-	84,000	-	103,373
Shengming Jia - CFO	2014	19,524	-	-	-	19,524
Shengming Jia - CFO	2013	16,144	-	52,500	-	68,644

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program and Philosophy

As of December 31, 2014, the Company had one director and two executive officers. The Board of Director serves as the Company’s compensation committee and initiates and approves compensation decisions.

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

Employment Agreements

On December 4, 2013, the Company entered into an agreement with Liu, Weiliang, CEO of the Company. This agreement provides that Mr. Liu shall: serve as CEO for a period of three years commencing December 1, 2013; receive a monthly salary of RMB 10,000 yuan; and receive 400,000 shares of common stock of the Company.

On December 4, 2013, the Company entered into an agreement with Jia, Shengming, CFO of the Company. This agreement provides that Mr. Jia shall: serve as CFO for a period of three years commencing December 1, 2013; receive a monthly salary of RMB 10,000 yuan; and receive 250,000 shares of common stock of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 14, 2015, the name and shareholdings of each person who owns of record, or was known by us to own beneficially, 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP (1)

Weilang Liu (2)	1,041,090	2.22%
Shengming Jia (3)	250,000	** %
Jessie Wong	4,039,500	8.60%
CYH Capital LLC	4,039,500	8.60%
Du Guihua	2,327,005	4.96%
Hoaxiang Liu	2,961,634	6.31%
Weikang Zhu	2,500,000	5.32%
Tingfa Lou	3,000,000	6.39%
All executive officers and directors as a group (two persons)	1,264,090	2.69%

*	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
**	Less than 1%.
(1)	Based on 46,956,631 shares of Common Stock outstanding on a fully diluted basis as of April 14, 2015.
(2)	Mr. Liu is the Chief Executive Officer, President and Secretary of the Company.
(3)	Shengming Jia is the Chief Financial Officer of the Company.

Securities authorized for issuance under equity compensation plans.

As of the end of our fiscal year ended December 31, 2014, we had no outstanding equity award and no equity compensation plan in effect under which any shares of our common stock were authorized for issuance.  We do not have any compensation plan or individual compensation arrangement under which our common stock or other equity securities are authorized for issuance to employees or non-employees in exchange for consideration in the form of goods or service as described in FAS 123.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The audit fees charged by our current and prior auditors are as follows:

	2014	2013
Prior auditors, Clement C. W. Chan & Co.	$24,000	$95,000
Current auditors, MJF & Associates, APC	55,000	-
	$79,000	$95,000

Audit-Related Fees

The Company paid audit-related fees totaling $0 for the fiscal years ended December 31, 2014 and 2013.

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

CEETOP INC.

By:	/s/ Weiliang Liu
Weiliang Liu
CEO, President, Secretary, and Director

Date:	April 14, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Weiliang Liu	CEO, President, Secretary, and Director	April 14, 2015
Weiliang Liu

/s/ Shengming Jia	CFO	April 14, 2015
Shengming Jia

