Form 10-Q
period 2015-03-31
Ceetop Inc.
filed 2015-05-20
CIK 1439254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2015 the Company had outstanding  46,956,631 shares of its common stock, par value $0.001.

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

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

CEETOP INC.

 CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

CEETOP INC

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Un-audited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	$8,432	$25,157
Other receivables (note 4)	369,057	203,918
Due from related party (note 13)	242,261	172,634
Advance to suppliers and deposits (note 7)	540,495	163,768
Total Current Assets	1,160,244	565,476

Prepayment for software development (note 8)	980,400	975,000
Property, plant and equipment, net (note 5)	146,804	153,977
Equity investment in an investee company (note 6)	1,236,554	1,265,083

Total Assets	$3,524,003	$2,959,536

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses and other payables (note 9)	$367,588	$357,219
Due to related party (note 13)	588,240	300,625
Total Current Liabilities	955,828	657,844

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 46,956,631 shares issued and outstanding as at March 31, 2015 and December 31, 2014	46,956	46,956
Additional paid-in capital	11,904,387	11,898,637
Subscription receivable		(368,000)
Accumulated other comprehensive income	184,771	170,693
Accumulated (deficit)	(9,567,952)	(9,446,594)
Total Stockholders' Equity	2,568,175	2,301,692

Total Liabilities and Stockholders' Equity	$3,524,003	$2,959,536

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Un-audited)

	Three months ended March 31,
	2015	2014

Selling, general and administrative expense	85,988	288,863
Loss on disposal of property and equipment		3,864
(Loss) from operations	(85,988)	(292,727)

Other income (loss)
Equity (loss) - share of investee company (note 6)	(35,383)	(53,533)
Interest income	14	64

Net (loss)	$(121,358)	(346,196)

Other comprehensive (loss) income - Foreign currency translation adjustment	14,090	(18,645)

Comprehensive (loss)	$(107,267)	$(364,841)

Net (loss) per share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	46,956,631	27,667,742

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Un-audited)

	Three months ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(121,358)	$(346,196)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation of property, plant and equipment	7,991	13,167
Share based expenses	-	64,744
Accounts receivable written off	-	-
Loss on disposal of property and equipment	-	3,864
Share of loss in equity investment in Softview	35,383	53,533
Changes in operating assets and liabilities:
Accounts receivable		-
Other receivables, deposits and advance to suppliers	(537,517)	36,108
Due to/from related party	216,349	-
Accrued expenses and other payables	8,973	68,710
Net cash (used in) operating activities	(390,178)	(106,070)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,454)
Disposal of property and equipment	-	8,500
Net cash generated by investing activities	-	7,046

CASH FLOWS FROM FINANCING ACTIVITIES
Funds received from investors	373,750	-
Net cash generated by investing activities	373,750	-

Effect of exchange rate changes on cash and cash equivalents	(296)	(5,026)

Net change in cash and cash equivalents	(16,725)	(104,050)
Cash and cash equivalents, beginning balance	25,157	118,299
Cash and cash equivalents, ending balance	$8,432	$14,249

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

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock					Additional	Deferred stock based	Accumulated Other Comprehensive		Total Stock-holders'
Description	Stock outstanding	Amount	Shares subscription	Subscription Receivable		paid-in capital	compensation (note 8b)	Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2013 (audited)	17,956,631	$17,956	$3,680,000	$		$7,277,187	$(117,285)	$188,666	$(8,605,635)	$2,440,889
Foreign currency translation adjustments	-	-			-	-	-	(17,973)	-	(17,973)
Amortization of deferred stock based compensation (note 8b)	-	-			-	-	117,285	-	-	117,285
Issuance of common stock to employees	-	-			-	-	-	-	-	-
Issuance of common stock for legal services	-	-			-	-	-	-	-	-
Shares subscription	29,000,000	29,000	(3,680,000)		(368,000)	4,621,450	-	-	-	602,450
Loss for the year	-	-	-		-	-	-	-	(840,959)	(840,959)
Balance, December 31, 2014 (audited)	46,956,631	46,956	-		(368,000)	11,898,637	-	170,693	(9,446,954)	2,301,692
Foreign currency translation adjustments	-	-			-	-	-	14,090	-	14,090
Amortization of deferred stock based compensation (note 8b)	-	-			-	-	-	-	-	-
Issuance of common stock due to shares subscription (note 8a)	-	-			368,000	5,750	-	-	-	373,750
Loss for the three months	-	-	-		-	-	-	-	(121,358)	(121,358)
Balance, March 31, 2015 (un-audited)	46,956,631	$46,956	-		$-	$11,904,387	$-	$184,783	$(9,567,952)	$2,568,175

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Un-audited)

Note 1 - ORGANIZATION

Ceetop Inc. (the “Company” or “Ceetop”) was incorporated in Oregon on February 18, 2003 under the name of GL Gold Inc.  On June 6, 2003 the Company filed an amendment with the State of Oregon changing its name to Oregon Gold, Inc.  On January 7, 2011 Oregon Gold Inc. changed its name to China Ceetop.com, Inc.  On September 12, 2013, the Company again changed its name to Ceetop Inc.

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

Since Surry, Westow, SZ Ceetop and HZ Ceetop were under common control of a controlling party both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting.  The consolidated financial statements have been prepared on the basis as if Surry had always been the holding company of Westow, SZ Ceetop and HZ Ceetop.

On January 27, 2011, the Company became the holding company of Surry through a reverse acquisition.  The Company acquired all of the issued and outstanding capital stock of Surry pursuant to the share exchange agreement dated December 30, 2010 by and among Surry, the Company and the shareholders of the Company (the “Share Exchange Agreement”).  At the same time, the Company effected a reverse stock split that reduced the number of shares outstanding from 19,900,100 to 866,636 on a 23 to 1 basis.  Pursuant to the Share Exchange Agreement, the Company acquired 100% of the capital stock and ownership interests of Surry in exchange for 28,496,427 newly-issued shares of the Company’s common stock and 3,558,046 newly issued shares of the Company’s series A preferred stock.

The Company operates in a single reportable segment, and the Company is engaged in the provision of an online platform for distribution of 3C products (computers/communications/consumer electronics) in the PRC by way of a website named www.ceetop.com mainly through its wholly owned legal subsidiaries HZ Ceetop and SZ Ceetop.

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

Note 2 - GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying Consolidated Financial Statements, the Company incurred net losses of $121,358 and $346,196 for the three months ended March 31, 2015 and 2014 respectively and has accumulated deficit of $9,567,952 and $9,446,594 at March 31, 2015 and December 31, 2014, respectively.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.

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

Unaudited Interim Financial Information

These unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

The consolidated balance sheets and certain comparative information as of December 31, 2014 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2014 (“2014 Annual Financial Statements”), included in the Company’s 2014 Annual Report on Form 10-K. These unaudited interim consolidated financial statements should be read in conjunction with the 2014 Annual Financial Statements.

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

As of March 31, 2015, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 4 - OTHER RECEIVABLES

Other receivables contains the following:

	As of March 31, 2015	As of December 31, 2014

Receivable from third party individuals	$356,807	$192,342
Other receivables	12,250	11,576

Total	$369,057	$203,918

The loan to third party individuals do not have terms and conditions in writing and no interest bearing. The loan is due on demand.

Other receivables represent such items as rent deposit, prepayment for social benefits, etc.

Note 5 - PROPERTY, PLANT AND EQUIPMENT

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

Office equipment	3 - 5 years
Leasehold improvement	3 years
Motor vehicles	10 years

As of March 31, 2015 and December 31, 2014, property, plant & equipment consist of the following:

	3/31/2015	12/31/2014
Office equipment	413,303	411,026
Motor vehicles	54,249	53,950
Accumulated depreciation	(320,748)	(311,000)
	$146,804	$153,977

Depreciation expense for the three months ended March 31, 2015 and 2014 was $7,991 and $13,167, respectively.

Note 6 – EQUITY INVESTMENT IN AN INVESTEE COMPANY

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

In August 2013, the Company entered into a Capital Investment and Share Expansion Agreement (the “Agreement”) with Hangzhou Softview Information Technology Company Limited (“Softview”).  Softview, located in Hangzhou, Zhejiang Province, China, is an enterprise focusing on e-commerce, supply chain information systems development, maintenance and support.  Pursuant to the Agreement, in exchange for a 42.5% of the total equity in Softview, the Company paid $1,382,761 (RMB 8,500,000) to Softview, while the existing shareholders of Softview contributed approximately $0.1 million in cash and intellectual property with a fair value of approximately $1.6 million.

As at March 31, 2015 and December 31, 2014, the Company’s share of underlying net assets of Softview as follow:

	3/31/2015	12/31/2014

Current assets	$1,462,615	$1,520,728
Current liabilities	(86,340)	(83,596)
Property, plant and equipment	21,814	22,868
Intangible assets	1,511,450	1,516,667
Underlying net assets of Softview	$2,909,539	$2,976,667

The Company's investment	1,236,554	$1,265,083
The Company's share of underlying net assets of Softview	1,236,554	1,265,083
Difference	$-	$-

The results of operations of Softview is summarized below:

Condensed income statement information:

	Three months Ended 3/31/2015	Three months Ended 3/31/2014

Net sales	$44,452	$58,136
Gross profit	$44,245	$34,026
Net (loss)	$(83,255)	$(125,961)

The Company’s (42.5%) share of loss	$(35,838)	$(53,533)

For the purpose of incorporating Softview’s condensed financial information into these Consolidated Financial Statements, management determined that there are no significant difference between the Company’s and Softview’s accounting policy.

Note 7 – ADVANCE TO SUPPLIERS AND DEPOSITS

Advance to supplier of $539,220 represents payment to a supplier for the purchase of merchandise. As of March 31, 2015 and December 31, 2014, advance to supplier and deposits on the Consolidated Balance Sheets were $540,495 and $163,768, respectively.

Note 8 – PREPAYMENT FOR SOFTWARE DEVELOPMENT

In December 2013, the Company entered into a software development agreement with certain software developer in the PRC to develop custom software for the Company’s exclusive use by December 31, 2014, for total consideration of $981,643 (RMB 6,000,000).  Pursuant to the terms of the software development agreement, the Company made a prepayment of $981,643 upon signing of the software development agreement.  Total amount of the prepayment is fully refundable if the software developer fails to develop and deliver the custom software to the Company that meets the Company’s specification by December 31, 2014. As of March 31, 2015, 70% of the work of the software development has been completed and the rest of the whole project is expected to be completed in June 2015. The extension of time to complete the software development project was approved by the Company’s management.

As of March 31, 2015 and December 31, 2014, the balance of prepayment for software development was $980,400 and $975,000, respectively.

Note 9 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables contains the following:

	As of March 31, 2015	As of December 31, 2014
Payables to third party individuals	$275,629	$274,729
Accrued salaries	84,611	76,179
Other payables	7,348	6,311

Total	$367,588	$357,219

The loans from third party individuals do not have terms and conditions in writing and no interest bearing. The loans are due on demand.

Note 10 - INCOME TAXES

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

The deferred tax asset not recognized is as follows:

	03/31/2015	12/31/2014
Unused tax loss brought forward	$6,025,093	$5,949,892
Loss for the year	121,358	840,959
Unused tax loss expired during the year	-	(648,473)

Expenses not deductible for tax (share-based payment)	-	(117,285)
Total net operating loss carry forwards	$6,146,451	$6,025,093
Effective tax rate	25%	25%
Unrecognized deferred tax asset carried forward	$1,536,613	$1,506,273
Less : valuation allowances	(1,536,613)	(1,506,273)

Deferred income tax benefit, net of valuation allowance	$-	$-

The following table reconciles the statutory rates to the Company’s effective tax rate for the quarters ended March 31, 2015 and 2014:

	2015	2014
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.0%	9.0%
Non deductable stock compensation	0%	5%
Valuation allowance on NOL	25%	20%
Tax per financial statements	-%	-%

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations.  For the three months ended March 31, 2015 and 2014, the Company had no related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

Note 11 – SHARE CAPITAL

(a) Common shares

The Company is authorized to issue up to 100,000,000 shares of common stock of par value of $0.001 per share and 3,558,046 shares of Series A preferred stock of par value of $0.001 per share.  As of March 31, 2015 and December 31, 2014, the Company has/had a total of 46,956,631 shares of common stock and no shares of Series A Preferred Stock outstanding.

For the year ended December 31, 2014 and three months ended March 31, 2015	Shares issued	Value
i. sale of shares of common stock to 10 different investors pursuant to a Stock Purchase Agreement, valued at $0.16 per share	23,000,000	$3,680,000
ii. sale of shares of common stock to 4 different investors pursuant tp a stock Purchase Agreement, valued at $0.16 per share	6,000,000	$960,000
Total common stock issued during year ended December 31, 2014 and the three months ended March 31, 2015	29,000,000	$4,640,000

These shares were fully vested and not subjected to forfeiture when issued.

Note 12 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves.  The allocation is 10 percent of the net income and the cumulative allocations are not to exceed 50 percent of the registered capital.  However, the laws do not prohibit enterprises to allocate net income to this reserve after the limit of 50 per cent of registered capital has been reached.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2015 and December 31, 2014, the Company has not allocated to these non-distributable reserve funds due to losses sustained in the three months ended March 31, 2015 and the year ended December 31, 2014.

Note 13 – RELATED PARTY TRANSACTIONS

Listed below is a summary of material relationships or transactions with the Company’s related parties:

During the year of 2014 and the quarter ended March 31, 2015, the Company loaned monies to the Company’s CEO. As of March 31, 2015 and December 31, 2014, the balance due from the CEO were $242,261 and $172,634, respectively. These loans do not bear any interest, and are due on demand. The Company has not made any demand for repayment.

The Company also borrowed funds from its affiliated company Hangzhou Softview Information Technology Company Limited (“Softview”). As of March 31, 2015 and December 31, 2014, the balances due to Softview were $588,240 and $300,625, respectively. These loans do not bear any interest and are due on demand. Softview has not made any demand for repayment.

Note 14 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of Business

Overview

Ceetop, Inc. (the “Company”) is a corporation organized under the laws of the State of Oregon. The Company’s main business is warehousing management services and focusing on B to B supply chain information technology, providing third party supply chain management service for customers, providing data services, and supply chain financial services, and other value-added services for customers. The Company provides customers with B to B integrated supply chain services.

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

Through the stimulation of labor specialization, the original competition between products or companies has turned into the competition between supply chains. Each supply chain is represented by collaboration among multiple enterprises, and provides a set of final products for consumers. The Company focuses on B to B data collection and transmission among multiple enterprises, and data analysis services. Our advanced technology, experiences in supply chain management and efficient data processing ability provides value-added data services for other online platforms, offline stores and logistic servers, banks and others.

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

Ceetop Holdings Limited (Formerly Surry)

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Net Sales.  For the three months ended March 31, 2015 and 2014, sales were $nil, The lack of revenues is due to the Company  transitioning from online retail sales to B to B supply chain service.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $88,871 for the three months ended March 31, 2015 from $292,727 for the three months ended March 31, 2014, representing a 70% decrease. The decrease was mainly due to the decrease in salaries and reduction of staffing in the supply chain business.

Net Loss. The Company’s net loss was $121,358 and $346,196 for the three months ended March 31, 2015 and 2014, respectively.  The decrease was due to the decrease of expenses as a result of the transition of the business of the Company.

Liquidity and Capital Resources:

The Company incurred net losses of $121,358 and $346,196 for the three months ended March 31, 2015 and 2014 respectively, and has accumulated deficit of $9,570,834 at March 31, 2015.

For the year ended December 31, 2014, our independent auditors, in their report on the financial statements, have indicated that the Company has experienced recurring losses from operations and may not have enough cash and working capital to fund its operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. Management has made a similar note in the financial statements.  As indicated herein, we have need of capital for the implementation of our business plan, and we will need additional capital for continuing our operations.  We do not have sufficient revenues to pay our expenses of operations. Unless the Company is able to raise working capital, or generate sufficient revenues it is likely that the Company either will have to cease operations or substantially change its methods of operations or change its business plan.

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

Impairment of Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.”  The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2015 and December 31, 2014, there were no impairments of its long-lived assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015. Their evaluation was carried out with the participation of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective.

Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of March 31, 2015.

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit Number	Name of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (2)

(1)	Filed herewith

(2)	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Ceetop Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CEETOP INC.
(Registrant)

By:	Weiliang Liu
Weiliang Liu
CEO, President, Secretary, and Director

Date: May 19, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Weiliang Liu	CEO, President, Secretary, and Director	May 19, 2015
Weiliang Liu

/s/ Shengming Jia	CFO, and Treasurer	May 19, 2015
Shengming Jia

