Form 10-Q
period 2015-06-30
Ceetop Inc.
filed 2015-08-19
CIK 1439254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended: June 30, 2015

Commission File Number: 000-32629

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 18, 2015 the Company had outstanding  46,956,631 shares of its common stock, par value $0.001.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

CEETOP INC.

 CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

CEETOP INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Un-audited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$34,678	$25,157
Other receivables (note 4)	426,027	203,918
Due from related party (note 13)	177,169	172,634
Advance to suppliers and deposits (note 7)	541,487	163,768
Total Current Assets	1,179,393	565,476

Prepayment for software development (note 8)	982,200	975,000
Property, plant and equipment, net (note 5)	139,259	153,977
Equity investment in an investee company (note 6)	1,217,874	1,265,083

Total Assets	$3,518,726	$2,959,536

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses and other payables (note 9)	$376,080	$357,219
Due to related party (note 13)	736,650	300,625
Total Current Liabilities	1,112,730	657,844

Stockholders' Equity
Preferred stock, $0.001 par values, 3,558,046 shares authorized, o share issued and Outstanding at June 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 46,956,631 shares issued and outstanding as at June 30, 2015 and December 31, 2014	46,956	46,956
Additional paid-in capital	11,904,387	11,898,637
Subscription receivable		(368,000)
Accumulated other comprehensive income	189,259	170,693
Accumulated (deficit)	(9,734,622)	(9,446,594)
Total Stockholders' Equity	2,405,996	2,301,692

Total Liabilities and Stockholders' Equity	$3,518,726	$2,959,536

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Un-audited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Sales	-	-	-	-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
Selling, general and administrative expense	$145,532	$205,381	$231,520	$494,274
Loss on disposal of property and equipment	-	-	-	3,834
(Loss) from operations	(145,532)	(205,381)	(231,520)	(498,108)
Other income (loss)	38		38
Equity (loss) - share of investee company (note 5)	(21,203)	(26,969)	(56,586)	(80,502)
Interest income	27	8	41	72
Net (loss)	$(166,670)	$(232,342)	$(288,028)	$(578,538)
Other comprehensive (loss) income - Foreign currency translation adjustment	4,492	(323)	18,582	(18,968)
Comprehensive (loss)	$(162,178)	$(232,665)	$(269,446)	$(597,506)
Net (loss) per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average shares outstanding
-basic and diluted	46,956,631	40,956,631	46,956,631	34,348,896

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Un-audited)

	Six months ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(288,028)	$(578,538)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation of property, plant and equipment	15,865	25,863
Share based expenses	-	114,552
Accounts receivable written off	-	-
Loss on disposal of property and equipment	-	3,834
Share of loss in equity investment in Softview	56,586	80,502
Changes in operating assets and liabilities:
Accounts receivable	-	-
Other receivables, deposits and advance to suppliers	(597,511)	34,763
Accrued expenses and other payables	17,060	12,969
Net cash (used in) operating activities	(796,028)	(306,055)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,443)
Disposal of property and equipment	-	8,434
Net cash generated by investing activities	-	6,991

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from a director	-	35,011
Advance from an investee company	430,808	162,430
Funds received from investors	373,750	-
Net cash generated by financing activities	804,558	197,441

Effect of exchange rate changes on cash and cash equivalents	991	(5,490)

Net change in cash and cash equivalents	9,521	(107,113)
Cash and cash equivalents, beginning balance	25,157	118,299
Cash and cash equivalents, ending balance	$34,678	$11,186

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

In February 2014, the Company completed a Stock Purchase Agreement and sold an aggregate of 23,000,000 shares of the Company’s common stock for an aggregate purchase price of $3,680,000 ($0.16) per share to 10 different investors.  The consideration of $3,680,000 was entrusted by the investors to the Company during the year ended December 31, 2013 and was previously recorded as Share Subscription on the consolidated balance sheets as at December 31, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Prefer Stock		Common Stock				Additional	Deferred	Accumulated Other Comprehensive		Total Stock-holders'
	Stock		Stock		Shares	Subscription	paid-in	stock based	Income	Accumulated	Equity
Description	Outstanding	Amount	outstanding	Amount	subscription	Receivable	capital	compensation	(Loss)	Deficit	(Deficit)
Balance, December 31, 2013 (audited)	-	-	17,956,631	$17,956	$3,680,000	$	$7,277,187	$(117,285)	$188,666	$(8,605,635)	$2,440,889
Foreign currency translation adjustments	-	-	-	-	-	-	-		(17,973)	-	(17,973)
Amortization of deferred stock based compensation	-	-	-	-	-	-	-	117,285	-	-	117,285
Issuance of common stock to employees	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for legal services	-	-	-	-	-	-	-	-	-	-	-
Shares subscription	-	-	29,000,000	29,000	(3,680,000)	(368,000)	4,621,450	-	-	-	602,450
Loss for the year	-	-	-	-	-	-	-	-	-	(840,959)	(840,959)
Balance, December 31, 2014 (audited)	-	-	46,956,631	46,956	-	(368,000)	11,898,637	-	170,693	(9,446,954)	2,301,692
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	18,566	-	18,566
Amortization of deferred stock based compensation	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock due to shares subscription	-	-	-	-	-	368,000	5,750	-	-	-	373,750
Loss for the three months	-	-	-	-	-	-	-	-	-	(288,028)	(288,028)
Balance, June 30, 2015 (un-audited)	-	-	46,956,631	$46,956	-	$-	$11,904,387	$-	$189,259	$(9,734,622)	$2,405,996

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

On January 27, 2011, the Company became the holding company of Surry through a reverse acquisition.  The Company acquired all of the issued and outstanding capital stock of Surry pursuant to the share exchange agreement dated December 30, 2010 by and among Surry, the Company and the shareholders of the Company (the “Share Exchange Agreement”).  At the same time, the Company affected a reverse stock split that reduced the number of shares outstanding from 19,900,100 to 866,636 on a 23 to 1 basis.  Pursuant to the Share Exchange Agreement, the Company acquired 100% of the capital stock and ownership interests of Surry in exchange for 28,496,427 newly-issued shares of the Company’s common stock and 3,558,046 newly issued shares of the Company’s series A preferred stock.

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

Note 2 - GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying Consolidated Financial Statements, the Company incurred net losses of $166,670 and $232,342 for the three months ended June 30, 2015 and 2014 respectively; $288,028 and $578,538 for the six months ended June 30, 2015, respectively, and has accumulated deficit of $9,734,622 and $9,446,594 at June 30, 2015 and December 31, 2014, respectively.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no guarantee the Company will be able to successfully raise funds or if it does that funds will be available at terms favorable to the Company.

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

As of June 30, 2015, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 4 - OTHER RECEIVABLES

Other receivables contains the following:

	As of June 30, 2015	As of December 31, 2014

Receivable from third party individuals	$357,462	$192,342
Other receivables	68,565	11,576

Total	$426,027	$203,918

The loan to third party individuals do not have terms and conditions in writing and bear no interest. The loan is due on demand.

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

Office equipment	3 - 5 years
Leasehold improvement	3 years
Motor vehicles	10 years

As of June 30, 2015 and December 31, 2014, property, plant & equipment consist of the following:

	6/30/2015	12/31/2014
Office equipment	414,062	411,026
Motor vehicles	54,348	53,950
Accumulated depreciation	(329,151)	(311,000)
	$139,259	$153,977

Depreciation expense for the three months ended June 30, 2015 and 2014 was $7,874 and $12,696, respectively; for the six months ended June 30, 2015 and 2014 was $15,865 and $25,863, respectively.

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

As at June 30, 2015 and December 31, 2014, the Company’s share of underlying net assets of Softview as follow:

	6/30/2015	12/31/2014

Current assets	$1,418,549	$1,520,728
Current liabilities	(74,238)	(83,596)
Property, plant and equipment	20,691	22,868
Intangible assets	1,500,583	1,516,667
Underlying net assets of Softview	$2,865,586	$2,976,667

The Company's investment	1,217,874	$1,265,083
The Company's share of underlying net assets of Softview	1,217,874	1,265,083
Difference	$-	$-

The results of operations of Softview is summarized below:

Condensed income statement information:

	Three months Ended 6/30/2015	Three months Ended 6/30/2014	Three months Ended 6/30/2015	Three months Ended 6/30/2014

Net sales	$50,233	$52,454	$94,685	$110,590
Gross profit	$50,065	$(17,958)	$94,310	$10,068
Net (loss)	$(49,889)	$(63,455)	$(133,144)	$(189,416)

The Company’s (42.5%) share of loss	$(20,248)	$(26,969)	$(56,586)	$(80,502)

For the purpose of incorporating Softview’s condensed financial information into these Consolidated Financial Statements, management determined that there are no significant difference between the Company’s and Softview’s accounting policy.

Note 7 – ADVANCE TO SUPPLIERS AND DEPOSITS

Advance to supplier of $541,520 represents payment to a supplier for the purchase of merchandise.

Note 8 – PREPAYMENT FOR SOFTWARE DEVELOPMENT

In December 2013, the Company entered into a software development agreement with a software developer in the PRC to develop custom software for the Company’s exclusive use by December 31, 2014, for total consideration of $981,643 (RMB 6,000,000).  Pursuant to the terms of the software development agreement, the Company made a prepayment of $981,643 upon signing of the software development agreement.  Total amount of the prepayment is fully refundable if the software developer fails to develop and deliver the custom software to the Company that meets the Company’s specification by December 31, 2014, which was subsequently extended. As of June 30, 2015, 70% of the work of the software development has been completed and the rest of the project is expected to be completed in September 2015. The extension of time to complete the software development project was approved by the Company’s management.

As of June 30, 2015 and December 31, 2014, the balance of prepayment for software development was $982,200 and $975,000, respectively.

Note 9 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables contain the following:

	As of June 30, 2015	As of December 31, 2014
Payables to third party individuals	$286,884	$274,729
Accrued salaries	89,196	76,179
Other payables	-	6,311

Total	$376,080	$357,219

The loans from third party individuals do not have terms and conditions in writing and bear no interest . The loans are due on demand.

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

The deferred tax asset not recognized is as follows:

	06/30/2015	12/31/2014
Unused tax loss brought forward	$6,025,093	$5,949,892
Loss for the year	280,028	840,959
Unused tax loss expired during the year	-	(648,473)

Expenses not deductible for tax (share-based payment)	-	(117,285)
Total net operating loss carry forwards	$6,305,121	$6,025,093
Effective tax rate	25%	25%
Unrecognized deferred tax asset carried forward	$1,576,280	$1,506,273
Less : valuation allowances	(1,576,280)	(1,506,273)

Deferred income tax benefit, net of valuation allowance	$-	$-

The following table reconciles the statutory rates to the Company’s effective tax rate for the six months ended June 30, 2015 and 2014:

	2015	2014
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.0%	9.0%
Non deductable stock compensation	0%	5%
Valuation allowance on NOL	25%	20%
Tax per financial statements	-%	-%

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations.  For the three months ended June 30, 2015 and 2014, the Company had no related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

Note 11 – SHARE CAPITAL

Common shares

The Company is authorized to issue up to 100,000,000 shares of common stock of par value of $0.001 per share and 3,558,046 shares of Series A preferred stock of par value of $0.001 per share.  As of June 30, 2015 and December 31, 2014, the Company has/had a total of 46,956,631 shares of common stock and no shares of Series A Preferred Stock outstanding.

For the year ended December 31, 2014, the following shares were issued:	Shares issued	Value
i. sale of shares of common stock to 10 different investors pursuant to a Stock Purchase Agreement, valued at $0.16 per share	23,000,000	$3,680,000
ii. sale of shares of common stock to 4 different investors pursuant to a stock Purchase Agreement, valued at $0.16 per share	6,000,000	$960,000
Total common stock issued during year ended December 31, 2014 and the six months ended June 30, 2015	29,000,000	$4,640,000

These shares were fully vested and not subjected to forfeiture when issued.

For the six months ended June 30, 2015, no shares were issued.

Note 12 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves.  The allocation is 10 percent of the net income and the cumulative allocations are not to exceed 50 percent of the registered capital.  However, the laws do not prohibit enterprises to allocate net income to this reserve after the limit of 50 per cent of registered capital has been reached.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2015 and December 31, 2014, the Company has not allocated to these non-distributable reserve funds due to losses sustained in the six months ended June 30, 2015 and the year ended December 31, 2014.

Note 13 – RELATED PARTY TRANSACTIONS

Listed below is a summary of material relationships or transactions with the Company’s related parties:

During the year ended December 31, 2014 and the six months ended June 30, 2015, the Company provided an advance to the Company’s CEO for certain anticipated expenses in relation to future potential business which is to be repaid by the CEO in the event such business does not occur. As of June 30, 2015 and December 31, 2014, the balances due from the CEO were $177,169 and $172,634, respectively. The advances do not bear any interest, and it is due on demand.

The Company also borrowed funds from its affiliated company Hangzhou Softview Information Technology Company Limited (Softview). As of June 30, 2015 and December 31, 2014, the balances due to Softview were $736,650 and $300,625, respectively. The loan does not bear any terms and conditions. It is due on demand.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Net Sales.  For the three and six months ended June 30, 2015 and 2014, sales were $nil. The lack of revenues is due to the Company transitioning from online retail sales to B to B supply chain service.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $145,532 for the three months ended June 30, 2015 from $205,381 for the three months ended June, 2014, representing a 39% decrease; and decreased to $231,520 for the six months ended June 30, 2015 from $498,108 for the six months ended June 30, 2014, representing a 58% decrease. The decrease was mainly due to the decrease in salaries and reduction of staffing in the supply chain business.

Net Loss. The Company’s net loss was $166,670 and $232,342 for the three months ended June 30, 2015 and 2014, respectively; $288,028 and $578,538 for the six months ended June 30, 2015 and 2014, respectively.  The decrease was due to the decrease of expenses as a result of the transition of the business of the Company.

Liquidity and Capital Resources:

The Company incurred net losses of $166,670 and $232,342 for the three months ended June 30, 2015 and 2014 respectively; $288,028 and $578,538, for the six months ended June 30, 2015 and 2014 respectively, and has accumulated deficit of $9,734,622 at June 30, 2015.

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

Impairment of Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.”  The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2015 and December 31, 2014, there were no impairments of its long-lived assets.

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

Share Based Compensation

Share-based payment is accounted for based on the FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”) and Emerging Issue Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and Emerging Issue Task Force 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” (“EITF 00-18”) (codified in FASB ASC Topic 505-50).  The Company recognized in the Consolidated Statements of Income and Comprehensive Income the fair value of shares, stock options and other equity-based compensation issued to non-employees when the service provided by non-employees is completed, or the date when the shares were issued (provided that the shares issued are fully vested and not subject to forfeiture) with the prepaid services presented as contra equity.  This is in accordance with the consensus reached in EITF 00-18 that in the event that a note or receivable is acquired in exchange for the fully vested, non-forfeitable equity instruments, the note or receivable should be displayed as contra-equity by the granter.  The Company, as granter, interprets that the term “receivable” also embraces prepaid service fees. For employees, the Company recognized in the Consolidated Statements of Income and Comprehensive Income, the grant date fair value of the shares, stock options and other equity-based compensation over the requisite service period.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015. Their evaluation was carried out with the participation of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective.

Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of June 30, 2015.

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Name of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (2)

(1)	Filed herewith

(2)	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Ceetop Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CEETOP INC.
(Registrant)

Date: August 18, 2015	By:	Weiliang Liu
Weiliang Liu
CEO, President, Secretary, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Weiliang Liu	CEO, President, Secretary, and Director	August 18, 2015
Weiliang Liu

/s/ Shengming Jia	CFO, and Treasurer	August 18, 2015
Shengming Jia

