Form 10-Q
period 2015-09-30
Ceetop Inc.
filed 2015-11-23
CIK 1439254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended: September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 20, 2015 the Company had outstanding 47,596,631 shares of its common stock, par value $0.001.

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

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

CEETOP INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

CEETOP INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Un-audited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$5,393	$25,157
Other receivables (note 4)	428,820	203,918
Due from related party (note 13)	435,152	172,634
Advance to suppliers and deposits (note 7)	518,760	163,768
Total Current Assets	1,388,125	565,476

Prepayment for software development (note 8)	943,200	975,000
Property, plant and equipment, net (note 5)	127,122	153,977
Equity investment in an investee company (note 6)	1,162,997	1,265,083

Total Assets	$3,621,443	$2,959,536

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses and other payables (note 9)	$372,353	$357,219
Due to related party (note 13)	1,092,949	300,625
Total Current Liabilities	1,465,302	657,844

Stockholders' Equity
Preferred stock, $0.001 par values, 3,558,046 shares authorized, no share issued and Outstanding at September 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 46,956,631 shares issued and outstanding	46,956	46,956
Additional paid-in capital	12,479,387	12,473,637
Subscription receivable		(368,000)
Accumulated other comprehensive income	86,607	170,693
Accumulated (deficit)	(10,456,809)	(10,021,594)
Total Stockholders' Equity	2,156,141	2,301,692

Total Liabilities and Stockholders' Equity	$3,621,443	$2,959,536

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Un-audited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Sales	-	-	-	-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
Selling, general and administrative expense	$144,864	$248,809	$376,384	$1,056,717
Loss on disposal of property and equipment	-	-	-	3,837
(Loss) from operations	(144,864)	(248,809)	(376,384)	(1,060,554)
Other income (loss)	3,735		3,773
Equity (loss) - share of investee company (note 6)	(6,097)	(39,668)	(62,683)	(120,170)
Interest income	39	5	79	77
Net (loss)	$(147,187)	$(288,472)	$(435,215)	$(1,180,647)
Other comprehensive (loss) income - Foreign currency translation adjustment	(102,668)	888	(84,086)	(18,080)
Comprehensive (loss)	$(249,855)	$(287,584)	$(519,301)	$(1,198,727)
Net (loss) per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Weighted average shares outstanding - basic and diluted	46,956,631	40,956,631	46,956,631	36,575,679

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Un-audited)

	Nine months ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(435,215)	$(1,180,647)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation of property, plant and equipment	22,500	38,448
Share based expenses	-	587,740
Loss on disposal of property and equipment	-	3,837
Share of loss in equity investment in Softview	62,683	120,170
Changes in operating assets and liabilities:
Other receivables, deposits and advance to suppliers	(609,960)	34,751
Accrued expenses and other payables	23,829	20,710
Net cash (used in) operating activities	(936,164)	(374,991)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,444)
Disposal of property and equipment	-	8,442
Net cash generated by investing activities	-	6,998

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from a director	-	613
Advance from an investee company	550,285	259,964
Funds received from investors	373,750	-
Net cash generated by financing activities	924,035	260,577

Effect of exchange rate changes on cash and cash equivalents	(7,635)	(5,353)

Net change in cash and cash equivalents	(19,764)	(112,769)
Cash and cash equivalents, beginning balance	25,157	118,299
Cash and cash equivalents, ending balance	$5,393	$5,530

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

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Prefer Stock		Common Stock					Additional	Deferred	Accumulated Other Comprehensive		Total Stock-holders'
	Stock		Stock		Shares		Subscription	paid-in	stock based	Income	Accumulated	Equity
Description	Outstanding	Amount	Outstanding	Amount	subscription		Receivable	capital	compensation	(Loss)	Deficit	(Deficit)
Balance, December 31, 2013 (audited)	-	-	17,956,631	$17,956	$3,680,000	$		$7,277,187	$(117,285)	$188,666	$(8,605,635)	$2,440,889
Foreign currency translation adjustments	-	-	-	-	-		-	-		(17,973)	-	(17,973)
Amortization of deferred stock based compensation	-	-	-	-	-		-	-	117,285	-	-	117,285
Issuance of common stock to employees	-	-	-	-	-		-	575,000	-	-	-	575,000
Issuance of common stock for legal services	-	-	-	-	-		-	-	-	-	-	-
Shares subscription	-	-	29,000,000	29,000	(3,680,000)		(368,000)	4,621,450	-	-	-	602,450
Loss for the year	-	-	-	-	-		-	-	-	-	(840,959)	(840,959)
Balance, December 31, 2014 (audited)	-	-	46,956,631	46,956	-		(368,000)	12,473,637	-	170,693	(10,021,594)	2,301,692
Foreign currency translation adjustments	-	-	-	-	-		-	-	-	(84,086)	-	(84,086)
Amortization of deferred stock based compensation	-	-	-	-	-		-	-	-	-	-	-
Issuance of common stock due to shares subscription	-	-	-	-	-		368,000	5,750	-	-	-	373,750
Loss for the three months	-	-	-	-	-		-	-	-	-	(435,215)	(435,215)
Balance, September 30, 2015 (un-audited)	-	-	46,956,631	$46,956	-		$-	$12,479,387	$-	$86,607	$(10,456,809)	$2,156,141

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Un-audited)

Note 1 – ORGANIZATION

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

On May 29, 2013, GZ Ceetop established two 100% owned subsidiaries, Hangzhou Tuoyin Management Consulting Co., Limited and Hangzhou Lianzhan Supply Chain Management Co., Limited to enhance the management of Business to Business supply chain service. On October 13, 2015 the Company decided to cease operations of its subsidiary Hangzhou Tuoyin Management Consulting Co., Ltd. (“Hangzhou Tuoyin”) and to terminate the corporate existence of Hangzhou Tuoyin.

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

Note 2 - GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying Consolidated Financial Statements, the Company incurred net losses of $147,187 and $288,472 for the three months ended September 30, 2015 and 2014 respectively; $435,215 and $1,180,647 for the nine months ended September 30, 2015, respectively, and has accumulated deficit of $10,456,809 and $10,021,594 at September 30, 2015 and December 31, 2014, respectively. These factors create an uncertainty about the Company’s ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no guarantee the Company will be able to successfully raise funds or if it does that funds will be available at terms favorable to the Company.

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

The consolidated balance sheet and certain comparative information as of December 31, 2014 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2014 (“2014 Annual Financial Statements”), included in the Company’s 2014 Annual Report on Form 10-K. These unaudited interim consolidated financial statements should be read in conjunction with the 2014 Annual Financial Statements.

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

Recent accounting pronouncements

In September 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation: Topic 718. This amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company’s consolidated financial statements.

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

In February 2015, the FASB (Board) issued ASU No. 2015-02, “Consolidation (ASC 810)”. The Board  is issuing the amendments in this Update to respond to stakeholders’ concerns about the current accounting for consolidation of certain legal entities. Stakeholders expressed concerns that current generally accepted accounting principles (GAAP) might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. Financial statement users asserted that in certain of those situations in which consolidation is ultimately required, deconsolidated financial statements are necessary to better analyze the reporting entity’s economic and operational results. Previously, the FASB issued an indefinite deferral for certain entities to partially address those concerns. However, the amendments in this Update rescind that deferral and address those concerns by making changes to the consolidation guidance. The Board considered stakeholder concerns in conjunction with the objective of general purpose financial reporting, which is to provide financial information about the reporting entity that is useful to existing and potential investors, lenders, and other creditors in making decisions about providing resources to the reporting entity. As a result, the Board is issuing the amendments in this Update, which change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.

As of September 30, 2015, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 4 - OTHER RECEIVABLES

Other receivables contains the following:

	As of September 30, 2015	As of December 31, 2014

Receivable from third party individuals	$343,268	$192,342
Other receivables	85,552	11,576

Total	$428,820	$203,918

The loan to third party individuals does not have terms and conditions in writing and bear no interest. The loan is due on demand.

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

Office equipment	3 - 5 years
Leasehold improvement	3 years
Motor vehicles	10 years

As of September 30, 2015 and December 31, 2014, property, plant & equipment consist of the following:

	9/30/2015	12/31/2014
Office equipment	397,622	411,026
Motor vehicles	52,190	53,950
Accumulated depreciation	(322,690)	(311,000)
	$127,122	$153,977

Depreciation expense for the three months ended September 30, 2015 and 2014 was $6,635 and $12,585, respectively; and for the nine months ended September 30, 2015 and 2014 was $22,500 and $38,448, respectively.

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

As at September 30, 2015 and December 31, 2014, the Company’s share of underlying net assets of Softview is as follow:

	9/30/2015	12/31/2014

Current assets	$1,325,308	$1,520,728
Current liabilities	(78,099)	(83,596)
Property, plant and equipment	61,353	22,868
Intangible assets	1,427,900	1,516,667
Underlying net assets of Softview	$2,736,462	$2,976,667

The Company's investment	1,162,997	$1,265,083
The Company's share of underlying net assets of Softview	1,162,997	1,265,083
Difference	$-	$-

The results of operations of Softview is summarized below:

Condensed income statement information:

	Three months Ended 9/30/2015	Three months Ended 9/30/2014	Nine months Ended 9/30/2015	Nine months Ended 9/30/2014

Net sales	$75,144	$18,876	$169,144	$129,466
Gross profit	$75,091	$(19,833)	$169,401	$(3,765)
Net (loss)	$(14,345)	$(93,336)	$(147,489)	$(282,752)

The Company’s (42.5%) share of loss	$(6,097)	$(39,668)	$(62,683)	$(120,170)

For the purpose of incorporating Softview’s condensed financial information into these Consolidated Financial Statements, management determined that there are no significant difference between the Company’s and Softview’s accounting policy.

Note 7 – ADVANCE TO SUPPLIERS AND DEPOSITS

Advance to supplier of $518,760 represents payment to a supplier for the purchase of merchandise.

Note 8 – PREPAYMENT FOR SOFTWARE DEVELOPMENT

In December 2013, the Company entered into a software development agreement with a software developer in the PRC to develop custom software for the Company’s exclusive use by December 31, 2014, for total consideration of $981,643 (RMB 6,000,000). Pursuant to the terms of the software development agreement, the Company made a prepayment of $981,643 upon signing the software development agreement. The total amount of the prepayment is fully refundable if the software developer fails to develop and deliver the custom software to the Company that meets the Company’s specification by December 31, 2014, which was subsequently extended . As of September 30, 2015, the software is in the process of registration.

As of September 30, 2015 and December 31, 2014, the balance of prepayment for software development was $943,200 and $975,000, respectively.

Note 9 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables contain the following:

	As of September 30, 2015	As of December 31, 2014
Payables to third party individuals	$279,991	$274,729
Accrued salaries	92,362	76,179
Other payables	-	6,311

Total	$372,353	$357,219

The loans from third party individuals do not have terms and conditions in writing and bear no interest. The loans are due on demand.

Note 10 - INCOME TAXES

The Company operates in more than one jurisdiction, with the main operations conducted in PRC, and no activities in United States, with complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities. The Company evaluates its tax positions and establishes liabilities, if required.

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

The deferred tax asset not recognized is as follows:

	09/30/2015	12/31/2014
Unused tax loss brought forward	$6,025,093	$5,949,892
Loss for the year	435,215	1,415,959
Unused tax loss expired during the year	-	(648,473)

Expenses not deductible for tax (share-based payment)	-	(692,285)
Total net operating loss carry forwards	$6,460,308	$6,025,093
Effective tax rate	25%	25%
Unrecognized deferred tax asset carried forward	$1,615,077	$1,506,273
Less : valuation allowances	(1,615,077)	(1,506,273)

Deferred income tax benefit, net of valuation allowance	$-	$-

The following table reconciles the statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2015 and 2014:

	2015	2014
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.0%	9.0%
Non deductable stock compensation	0%	5%
Valuation allowance on NOL	25%	20%
Tax per financial statements	-%	-%

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations. For the three months ended September 30, 2015 and 2014, the Company had no related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

Note 11 – SHARE CAPITAL

The Company is authorized to issue up to 100,000,000 shares of common stock of par value of $0.001 per share and 3,558,046 shares of Series A preferred stock of par value of $0.001 per share. As of September 30, 2015 and December 31, 2014, the Company has/had a total of 46,956,631 shares of common stock and no shares of Series A Preferred Stock outstanding.

For the year ended December 31, 2014, the following shares were issued:	Shares issued	Value
i. sale of shares of common stock to 10 different investors pursuant to a Stock Purchase Agreement, valued at $0.16 per share	23,000,000	$3,680,000
ii. sale of shares of common stock to 4 different investors pursuant to a stock Purchase Agreement, valued at $0.16 per share	6,000,000	$960,000
Total common stock issued during year ended December 31, 2014 and the nine months ended September 30, 2015	29,000,000	$4,640,000

These shares were fully vested and not subjected to forfeiture when issued.

For the nine months ended September 30, 2015, no shares were issued.

Note 12 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves. The allocation is 10 percent of the net income and the cumulative allocations are not to exceed 50 percent of the registered capital. However, the laws do not prohibit enterprises to allocate net income to this reserve after the limit of 50 percent of registered capital has been reached. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2015 and December 31, 2014, the Company has not allocated to these non-distributable reserve funds due to losses sustained in the nine months ended September 30, 2015 and the year ended December 31, 2014.

Note 13 – RELATED PARTY TRANSACTIONS

Listed below is a summary of material relationships or transactions with the Company’s related parties:

During the year ended December 31, 2014 and the nine months ended September 30, 2015, the Company provided an advance to the Company’s CEO for certain anticipated expenses in relation to future potential business which is to be repaid by the CEO in the event such business does not occur. As of September 30, 2015 and December 31, 2014, the balances due from the CEO were $435,152 and $172,634, respectively. The advances do not bear any interest, and it is due on demand.

The Company also borrowed funds from its affiliated company Hangzhou Softview Information Technology Company Limited (Softview). As of September 30, 2015 and December 31, 2014, the balances due to Softview were $1,092,949 and $300,625, respectively. The loan does not bear any terms and conditions and is due on demand. To date the Company has not received a demand for repayment.

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

Note 15 – RESTATEMENTS

The Company will restate its financial statements for the year and each of the quarters in the year ended December 31, 2014 to correct the accounting for shares to be issued in connection with the employment agreement with the CEO and CFO entered on December 4, 2013. The change is to record additional compensation of $575,000 for the issuance of 460,000 shares valued at $ 1.25 per share. There is no change in the financial position, revenue, net income or loss per share for the nine and three months ended September 30, 2015.  The 460,000 shares were included in the computation of loss per share even though these were not physically issued until October 2015.

The Comparative numbers as of December 31, 2014 and for the nine and three months ended September 30, 2014 have been restated in this 10-Q and the effect of the restatement is as follows:

	As previously stated	Adjustment	As restated
As of December 31, 2014
Additional paid-in capital	11,898,637	575,000	12,473,637
Accumulated deficit	(9,446,594)	(575,000)	(10,021,594)

Three-month ended September 30, 2014
Share based expenses	64,744	143,750	208,494
Net loss	(131,654)	(143,750)	(275,404)
Loss per share	(0.00)	-	(0.01)

Nine-month ended September 30, 2014
Share based expenses	117,285	431,250	548,535
Net loss	(710,192)	(431,250)	(1,141,442)
Loss per share	(0.02)	-	(0.03)

Note 16 – SUBSEQUENT EVENTS

On October 13, 2015 the Company decided to cease operations of its subsidiary Hangzhou Tuoyin Management Consulting Co., Ltd. (“Hangzhou Tuoyin”) and to terminate the corporate existence of Hangzhou Tuoyin.

On October 27, 2015 the Company amended its agreement dated December 4, 2013 with Jia, Shengming, CFO of the Company. Based on the amendment, the Company is required to issue 360,000 shares to the CFO from 2014 to 2015. The Company issued 360,000 shares of common stock to Mr. Jia on October 27, 2015. On the same date, the Company issued 280,000 shares of common stock to Liu, Weiliang, CEO for his services for the Company.

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

Westow entered into a share-holding entrustment agreements with three individuals: Fan Zhengqiang, Jin Wanxia, and Liu Weiliang (CEO of the Company) to hold 20%, 40%, and 40%, respectively, of the equity interest of SZ Ceetop on behalf of Westow. The entrustment agreements confirm that Westow is the actual owner of SZ Ceetop. Westow enjoys the actual shareholder’s rights and has the right to obtain any benefits received by the nominal holders. Fan Zhengqiang and Jin Wanxia have no other relationship with the Company. No consideration was given to these individuals who held the equity of SZ Ceetop on behalf of Westow.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Net Sales. For the three and nine months ended September 30, 2015 and 2014, sales were $nil. The lack of revenues is due to the Company transitioning from online retail sales to B to B supply chain service.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $144,864 for the three months ended September 30, 2015, from $248,809 for the three months ended September 30, 2014, representing a 42% decrease; and decreased to $376,384 for the nine months ended September 30, 2015 from $1,056,717 for the nine months ended September 30, 2014, representing a 64% decrease. The decrease was mainly due to the decrease in salaries and reduction of staffing in the supply chain business.

Net Loss. The Company’s net loss was $147,187 and $288,472 for the three months ended September 30, 2015 and 2014, respectively; $435,215 and $288,472 for the nine months ended September 30, 2015 and 2014, respectively. The decrease was due to the decrease of expenses as a result of the transition of the business of the Company.

Liquidity and Capital Resources:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of September 30, 2015, we had total current assets of $1,388,125 and total current liabilities of $1,465,302. Our cash flows from operating activities for the nine months ended September 30, 2015 resulted in cash used of $936,164. Our cash flow provided by financing activities for the nine months ended September 30, 2015 was $924,035. The Company has a working capital deficiency of $77,177 and a shareholders’ deficit of $2,156,141 as of September 30, 2015. Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2014 that included an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

We expect to be able to secure capital through advances from various sources including issuance of stock in order to pay expenses such as filing fees, accounting fees and legal fees. We believe we will be able to meet these costs through amounts, as necessary, to be loaned to or invested in us by additional shareholders.

Going Concern

The accompanying annual financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2015, the Company had an accumulated deficit of $10,456,809. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock or otherwise is unknown. The success of receiving additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Impairment of Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2015 and December 31, 2014, there were no impairments of its long-lived assets.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015. Their evaluation was carried out with the participation of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective.

Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations. Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of September 30, 2015.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

101.INS XBRL Instance Document (2)
101.SCH XBRL Taxonomy Extension Schema (2)
100.CAL XBRL Taxonomy Extension Calculation Linkbase (2)
100.DEF XBRL Taxonomy Extension Definition Linkbase (2)
101.LAB XBRL Taxonomy Extension Label Linkbase (2)
101.PRE XBRL Taxonomy Extension Presentation Linkbase (2)

(1) Filed herewith.

(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEETOP INC.
(Registrant)

Signatures	Title	Date

/s/ Weiliang Liu	CEO, President, Secretary, and Director	November 20, 2015
Weiliang Liu

/s/ Shengming Jia	CFO, and Treasurer	November 20, 2015
Shengming Jia

