Form 10-Q/A
period 2014-03-31
Ceetop Inc.
filed 2016-04-08
CIK 1439254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/Amendment No. 1

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

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2014 the Company had outstanding 40,956,631 shares of its common stock, par value $0.001.

EXPLANATORY NOTE

The Company has restated its financial statements for the quarter ended March 31, 2014 to correct the accounting for shares issued in connection with the employment agreement with the Company’s CEO and CFO entered on December 4, 2013. There is no change in the financial position, revenue, for the three months ended March 31, 2014. The effect of this correction has been reflected in Note 11 of the notes to the financial statements below.

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

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

CEETOP INC.

(FORMERLY CHINA CEETOP.COM, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

3

CEETOP INC

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Un-audited)	(Audited)
ASSETS	(Restated)

Current Assets
Cash and cash equivalents	$14,249	$118,299
Other receivables	70,312	86,603
Prepaid expenses and deposits	2,950	22,994
Total Current Assets	87,511	227,896

Prepayment for software development (note 6)	973,520	981,643
Property, plant and equipment, net (note 4)	245,247	266,583
Equity investment in an investee company (note 5)	1,236,099	1,299,995

Total Assets	$2,542,377	$2,776,117

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses and other payables	$401,585	$335,228
Total Current Liabilities	401,585	335,228

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 40,956,631 and 17,956,631 shares issued and outstanding as at March 31, 2014 and December 31, 2013 (note 8a)	40,956	17,956
Shares subscription	-	3,680,000
Additional paid-in capital	11,091,005	7,277,187
Deferred stock based compensation (note 8b)	(52,541)	(117,285)
Accumulated other comprehensive income	170,021	188,666
Accumulated (deficit)	(9,108,649)	(8,605,635)
Total Stockholders' Equity	2,140,792	2,440,889

Total Liabilities and Stockholders' Equity	$2,542,377	$2,776,117

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Un-audited)

	Three months ended March 31,
	2014	2013
	(Restated)
Selling, general and administrative expense	$445,681	$209,771
Loss on disposal of property and equipment	3,864	-
(Loss) from operations	(449,545)	(209,771)

Other income (loss)
Equity (loss) - share of investee company (note 5)	(53,533)	-
Interest income	64	2

Net (loss)	$(503,014)	(209,769)

Other comprehensive (loss) income - Foreign currency translation adjustment	(18,645)	180

Comprehensive (loss)	$(521,659)	$(209,589)

Net (loss) per share - basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding
-basic and diluted	27,667,742	16,802,052

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Un-audited)

	Three months ended March 31,
	2014	2013
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(503,014)	$(209,769)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation of property, plant and equipment	13,167	7,235
Share based expenses	221,562	75,997
Accounts receivable written off	-	54,065
Loss on disposal of property and equipment	3,864	-
Share of loss in equity investment in Softview	53,533	-
Changes in operating assets and liabilities:
Accounts receivable	-	(1,817)
Other receivables, deposits and prepayment	36,108	85,050
Accrued expenses and other payables	68,710	(25,767)
Net cash (used in) operating activities	(106,070)	(15,006)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,454)	-
Disposal of property and equipment	8,500	-
Net cash generated by investing activities	7,046	-

Effect of exchange rate changes on cash and cash equivalents	(5,026)	844

Net change in cash and cash equivalents	(104,050)	(14,162)
Cash and cash equivalents, beginning balance	118,299	71,608
Cash and cash equivalents, ending balance	$14,249	$57,446

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

CEETOP INC

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock			Additional	Deferred stock based	Accumulated Other Comprehensive		Total Stock-holders'
Description	Stock outstanding	Amount	Shares subscription	paid-in capital	compensation (note 8b)	Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2012 (audited)	16,790,631	$16,790	$-	$5,836,413	$(394,664)	$116,580	$(5,719,076)	$(143,957)
Foreign currency translation adjustments	-	-	-	-	-	72,086	-	72,086
Amortization of deferred stock based compensation (note 8b)	-	-	-	-	277,379	-	-	277,379
Issuance of common stock to employees	1,150,000	1,150	-	1,436,350	-	-	-	1,437,500
Issuance of common stock for legal services	16,000	16	-	4,424	-	-	-	4,440
Shares subscription	-	-	3,680,000	-	-	-	-	3,680,000
Loss for the year	-	-	-	-	-	-	(2,886,559)	(2,886,559)
Balance, December 31, 2013 (audited)	17,956,631	17,956	3,680,000	7,277,187	(117,285)	188,666	(8,605,635)	2,440,889
Foreign currency translation adjustments	-	-	-	-	-	(18,645)	-	(18,645)
Amortization of deferred stock based compensation (note 8b)	-	-	-	-	64,744	-	-	64,744
Issuance of common stock to employees				156,818				156,818
Issuance of common stock due to shares subscription (note 8a)	23,000,000	23,000	(3,680,000)	3,657,000	-	-	-	-
Loss for the three months	-	-	-	-	-	-	(503,014)	(503,014)
Balance, March 31, 2014 (un-audited and Restated)	40,956,631	$40,956	$-	$11,091,005	$(52,541)	$170,021	$(9,108,649)	$2,140,792

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.

(FORMERLY CHINA CEETOP.COM INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 and 2013

(Un-audited)

Note 1 – ORGANIZATION

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

Since Surry, Westow, SZ Ceetop and HZ Ceetop were under common control of a controlling party both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting. The consolidated financial statements have been prepared on the basis as if Surry had always been the holding company of Westow, SZ Ceetop and HZ Ceetop and this group structure had been in existence throughout the three months ended March 31, 2014 and year ended December 31, 2013 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

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

Note 2 – GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying Consolidated Financial Statements, the Company incurred net losses of $503,014 and $209,769 for the three months ended March 31, 2014 and 2013 respectively and has accumulated deficit of $9,108,649 and $8,605,635 at March 31, 2014 and December 31, 2013, respectively. Furthermore, previous discussion between the Company and the Government of Guiyang (the “Government”) during the year ended December 31, 2012, to provide subsidies to the Company amounting to RMB 10,000,000 per year for three consecutive years to entice the Company to relocate to Guiyang remains inconclusive. It appears, as at March 31, 2013, it is more-likely-than-not, that a formal agreement will not be entered into between the Company and the Government. These factors create an uncertainty about the Company’s ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Note 7 – INCOME TAXES

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

(b) Deferred stock-based compensation

On July 12, 2011, the Company issued 2,900,000 shares of the Company’s common stock to four independent parties, in exchange for market research and other advisory services from them pursuant to the terms of four consultancy agreements dated May 6, 2011, June 15, 2011, April 3, 2011 and May 5, 2011 respectively (“Consultancy Agreements”). The shares were fully vested and not subject to forfeiture when issued. The fair value of the shares issued was $0.31 per share and the total fair value of the shares issued was $899,000. The fair value of the shares issued was based on the quoted market price of the Company’s shares as of July 12, 2011. The total fair value of the shares issued are recognized as a share-based payment expense over the period from the date of the Consultancy Agreements to the consultancy services are completed. The consultancy services are to be performed for two to three years. For the three months ended March 31, 2014 and 2013, the Company amortized $64,744 and $75,757 as share-based payment expense respectively. The unrecognized share-based payment expense of $52,541 as of March 31, 2014 will be amortized up to July 2014. There is no tax benefit related to the share-based payment expense recognized.

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

Note 10 – CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 11 – RESTATEMENTS

The Company has restated its financial statements for the quarter ended March 31, 2014 to correct the accounting for shares issued in connection with the employment agreement with the Company’s CEO and CFO entered on December 4, 2013. The change is to record additional compensation of $575,000 for the issuance of 460,000 shares valued at $ 1.25 per share for 2014. As part of this correction, the Company accrued share based expense of $156,818 for this quarter.

The effect of the restatement is as follows:

	As previously stated	Adjustment	As restated
As of March 31, 2014
Additional paid-in capital	10,934,187	156,818	11,091,005
Accumulated deficit	(8,951,831)	(156,818)	(9,108,649)

Three-month ended March 31, 2014
Share based expenses	64,744	156,818	221,562
Net loss	(346,196)	(156,818)	(503,014)
Loss per share	(0.01)		(0.02)

Note 12 – SUBSEQUENT EVENTS

On October 13, 2015 the Company decided to cease operations of its subsidiary Hangzhou Tuoyin Management Consulting Co., Ltd. (“Hangzhou Tuoyin”) and to terminate the corporate existence of Hangzhou Tuoyin.

On October 27, 2015 the Company amended its agreement dated December 4, 2013 with Jia, Shengming, CFO of the Company. Based on the amendment, the Company is required to issue 610,000 shares to the CFO. The Company issued 360,000 shares of common stock to Mr. Jia on October 27, 2015. On the same date, the Company issued 280,000 shares of common stock to Liu, Weiliang, CEO for his services to the Company.

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

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $445,681 for the three months ended March 31, 2014 from $209,771 for the three months ended March 31, 2013, representing a 125% increase. The increase was mainly due to the increase in salaries including stock compensation and addition of increased staffing in the supply chain business.

Net Loss. The Company’s net loss was $346,196 and $209,769 for the three months ended March 31, 2014 and 2013, respectively. The increase was due to input to the new business and increase of expenses as a result of the transition of the business of the Company.

Liquidity and Capital Resources:

The Company incurred net losses of $503,014 and $209,769 for the three months ended March 31, 2014 and 2013 respectively, and has accumulated deficit of $9,108,649 at March 31, 2014.

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

Impairment of Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically, but at least annually evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2014 and December 31, 2013, there were no impairments of its long-lived assets.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit Number	Name of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101**	The following materials from the Company’s amended Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (2)

(1)	Filed herewith

(2)	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Ceetop Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

CEETOP INC.
(Registrant)

By:	/s/ Weiliang Liu
Weiliang Liu
CEO, President, Secretary, and Director

Date: April 8, 2016

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Weiliang Liu	CEO, President, Secretary, and Director	April 8, 2016
Weiliang Liu

/s/ Shengming Jia	CFO, and Treasurer	April 8, 2016
Shengming Jia

