Form 10-Q/A
period 2014-06-30
Ceetop Inc.
filed 2016-04-08
CIK 1439254

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

EXPLANATORY NOTE

The Company has restated its financial statements for the quarter ended June 30, 2014 to correct the accounting for shares issued in connection with the employment agreement with the Company’s CEO and CFO entered on December 4, 2013. The effect of this correction has been reflected in Note 12 of the notes to the financial statements below.

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

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

CEETOP INC.

(FORMERLY CHINA CEETOP.COM, INC.)

 CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

3

CEETOP INC

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Un-audited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	$11,186	$118,299
Other receivables	74,368	86,603
Prepaid expenses and deposits	-	22,994
Total Current Assets	85,554	227,896

Non-current assets
Property, plant and equipment, net (note 4)	232,697	266,583
Equity investment in an investee company (note 5)	1,210,017	1,299,995
Prepayment for software development (note 6)	974,580	981,643

Total Assets	$2,502,848	$2,776,117

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses and other payables	$347,472	$335,228
Due to related parties (note 10)	197,441	-
Total Current Liabilities	544,913	335,228

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 40,956,631 and 17,956,631 shares issued and outstanding as at June 30, 2014 and December 31, 2013 (note 8a)	40,956	17,956
Shares subscription	-	3,680,000
Additional paid-in capital	11,247,823	7,277,187
Deferred stock based compensation (note 8b)	(2,733)	(117,285)
Accumulated other comprehensive income	169,698	188,666
Accumulated (deficit)	(9,497,809)	(8,605,635)
Total Stockholders' Equity	1,957,935	2,440,889

Total Liabilities and Stockholders' Equity	$2,502,848	$2,776,117

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Un-audited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Selling, general and administrative expense	$362,199	$295,685	$807,910	$505,456
Loss on disposal of property and equipment	-	-	3,834	-
(Loss) from operations	(362,199)	(295,685)	(811,744)	(505,456)

Other income (loss)
Equity (loss) - share of investee company (note 5)	(26,969)	-	(80,502)	-
Interest income	8	2,455	72	2,457

Net (loss)	$(389,160)	$(293,230)	$(892,174)	$(502,999)

Other comprehensive (loss) income - Foreign currency translation adjustment	(323)	34,040	(18,968)	34,220

Comprehensive (loss)	$(389,483)	$(259,190)	$(911,142)	$(468,779)

Net (loss) per share - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted average shares outstanding
-basic and diluted	40,956,631	16,804,426	34,348,896	16,803,245

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Un-audited)

	Six months ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(892,174)	$(502,999)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation of property, plant and equipment	25,863	10,057
Share based payment expenses	428,188	149,454
Accounts receivable written off	-	73,161
Loss on disposal of property and equipment	3,834	-
Share of loss in equity investment in Softview	80,502	-
Changes in operating assets and liabilities:
Other receivables, deposits and prepayment	34,763	10,280
Accrued expenses and other payables	12,969	(252,522)
Net cash (used in) operating activities	(306,055)	(512,569)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,443)	(96,902)
Disposal of property and equipment	8,434	-
Net cash generated by (used in) investing activities	6,991	(96,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from a director (note 10a)	35,011	-
Advance from an investee company (note 10b)	162,430	-
Cash received in advance of shares subscription	-	3,529,700
Net cash generated by financing activities	197,441	3,529,700

Effect of exchange rate changes on cash and cash equivalents	(5,490)	28,996

Net change in cash and cash equivalents	(107,113)	2,949,225
Cash and cash equivalents, beginning balance	118,299	71,608
Cash and cash equivalents, ending balance	$11,186	$3,020,833

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

CEETOP INC

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock			Additional	Deferred stock based	Accumulated Other		Total Stock-holders'
Description	Stock outstanding	Amount	Shares subscription	paid-in capital	compensation (note 8b)	Comprehensive Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2012 (audited)	16,790,631	$16,790	$-	$5,836,413	$(394,664)	$116,580	$(5,719,076)	$(143,957)
Foreign currency translation adjustments	-	-	-	-	-	72,086	-	72,086
Amortization of deferred stock based compensation	-	-	-	-	277,379	-	-	277,379
Issuance of common stock to employees	1,150,000	1,150	-	1,436,350	-	-	-	1,437,500
Issuance of common stock for legal services	16,000	16	-	4,424	-	-	-	4,440
Shares subscription	-	-	3,680,000	-	-	-	-	3,680,000
Loss for the year	-	-	-	-	-	-	(2,886,559)	(2,886,559)
Balance, December 31, 2013 (audited)	17,956,631	17,956	3,680,000	7,277,187	(117,285)	188,666	(8,605,635)	2,440,889
Foreign currency translation adjustments	-	-	-	-	-	(18,968)	-	(18,968)
Amortization of deferred stock based compensation (note 8b)	-	-	-	313,636	114,552	-	-	428,188
Issuance of common stock due to shares subscription (note 8a)	23,000,000	23,000	(3,680,000)	3,657,000	-	-	-	-
Loss for the six months	-	-	-	-	-	-	(892,174)	(892,174)
Balance, June 30, 2014 (un-audited)	40,956,631	$40,956	$-	$11,274,823	$(2,733)	$169,698	$(9,497,809)	$1,957,935

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

Note 2 – GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying Consolidated Financial Statements, the Company generated no income for the six months ended June 30, 2014 due to transitioning from online retail sales to supply chain services, incurred net losses of $389,160 and $293,230 for the three months ended June 30, 2014 and 2013 respectively; $892,174 and $502,999 for the six months ended June 30, 2014 and 2013 respectively, and has accumulated deficit of $9,497,809 and $8,605,635 at June 30, 2014 and December 31, 2013, respectively.  Furthermore, previous discussion between the Company and the Government of Guiyang (the “Government”) during the year ended December 31, 2012, to provide subsidies to the Company amounting to RMB 10,000,000 per year for three consecutive years to entice the Company to relocate to Guiyang remains inconclusive.  It appears, as at June 30, 2014, it is more-likely-than-not, the Company will not be able to obtain the subsidies from the Government. Furthermore, the Company has transformed from online retail sales into an integrated supply chain service provider. There has been no revenue generated so far from this new business segment and the Company requires additional capital and funds to continue its development in this activity. These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock, although there is no guarantee the Company will be successful in raising these necessary additional funds.

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

Note 11 – CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 12 – RESTATEMENTS

The Company has restated its financial statements for the quarter ended June 30, 2014 to correct the accounting for shares issued in connection with the employment agreement with the Company’s CEO and CFO entered on December 4, 2013. The change is to record additional compensation of $575,000 for the issuance of 460,000 shares valued at $ 1.25 per share. As part of this correction, the Company accrued share based expense of $156,818 for this quarter. The effect of the restatement is as follows:

	As previously stated	Adjustment	As restated
As of June 30, 2014
Additional paid-in capital	10,934,187	313,636	11,247,823
Accumulated deficit	(9,184,173)	(313,636)	(9,497,809)

Three-month ended June 30, 2014
Share based expenses	49,808	156,818	206,626
Net loss	(232,342)	(156,818)	(389,160)
Loss per share	(0.01)		(0.01)

Six-month ended June 30, 2014
Share based expenses	114,552	313,636	428,188
Net loss	(578,538)	(313,636)	(892,174)
Loss per share	(0.01)		(0.03)

Note 13 – SUBSEQUENT EVENTS

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

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased 22% to $362,199 for the three months ended June 30, 2014 from $295,685 for the three months ended June 30, 2013; increased 60% to $807,910 for the six months ended June 30, 2014 from $505,456 for the six months ended June 30, 2013.

Net Loss. The Company’s net loss was $389,160 and $293,230 for the three months ended June 30, 2014 and 2013, respectively; $892,174 and $502,999 for the six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources:

The Company incurred net losses of $389,160 and $293,230 for the three months ended June 30, 2014 and 2013 respectively; $892,174 and $502,999 for the six months ended June 30, 2014 and 2013, respectively, and has accumulated deficit of $9,497,809 at June 30, 2014.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101**	The following materials from the Company’s amended Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive loss, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (2)

(1)	Filed herewith

(2)	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Ceetop Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

