Form 10-Q/A
period 2014-09-30
Ceetop Inc.
filed 2016-04-08
CIK 1439254

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes o No x

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 18, 2014 the Company had outstanding 40,956,631 shares of its common stock, par value $0.001.

EXPLANATORY NOTE

The Company has restated its financial statements for the quarter ended September 30, 2014 to correct the accounting for shares issued in connection with the employment agreement with the Company’s CEO and CFO entered on December 4, 2013. The effect of this correction has been reflected in Note 12 of the notes to the financial statements below.

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

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

CEETOP INC

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Un-audited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	$5,530	$118,299
Other receivables	74,421	86,603
Prepaid expenses and deposits	-	22,994
Total Current Assets	79,951	227,896

Non-current assets
Property, plant and equipment, net (note 4)	220,194	266,583
Equity investment in an investee company (note 5)	1,170,745	1,299,995
Prepayment for software development (note 6)	974,865	981,643

Total Assets	$2,445,755	$2,776,117

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses and other payables	$355,276	$335,228
Due to related parties (note 10)	260,577	-
Total Current Liabilities	615,853	335,228

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 40,956,631 and 17,956,631 shares issued and outstanding as at September 30, 2014 and December 31, 2013 (note 8a)	40,956	17,956
Share subscription	-	3,680,000
Additional paid-in capital	11,404,642	7,277,187
Deferred stock based compensation (note 8b)	-	(117,285)
Accumulated other comprehensive income	170,586	188,666
Accumulated (deficit)	(9,786,282)	(8,605,635)
Total Stockholders' Equity	1,829,902	2,440,889

Total Liabilities and Stockholders' Equity	$2,445,755	$2,776,117

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Un-audited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Selling, general and administrative expense	$248,809	$427,416	$1,056,717	$932,872
Loss on disposal of property and equipment	-	-	3,837	-
(Loss) from operations	(248,809)	(427,416)	(1,060,554)	(932,872)

Other income (loss)
Equity (loss) - share of investee company (note 5)	(39,668)	(72,386)	(120,170)	(72,386)
Interest income	5	1,734	77	4,191

Net (loss)	$(288,472)	$(498,068)	$(1,180,647)	$(1,001,067)

Other comprehensive income (loss) - Foreign currency translation adjustment	888	20,383	(18,080)	54,603

Comprehensive (loss)	$(287,584)	$(477,685)	$(1,198,727)	$(946,464)

Net (loss) per share - basic and diluted	$(0.00)	$(0.03)	$(0.03)	$(0.06)

Weighted average shares outstanding
-basic and diluted	40,956,631	16,805,243	36,575,679	16,804,191

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Un-audited)

	Nine months ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,180,647)	$(1,001,067)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation of property, plant and equipment	38,448	21,738
Share based payment expenses	587,740	215,637
Accounts receivable written off	-	198,905
Loss on disposal of property and equipment	3,837	-
Share of loss in equity investment in Softview	120,170	72,386
Changes in operating assets and liabilities:
Accounts receivable	-	(1,817)
Other receivables, deposits and prepayment	34,751	77,476
Accrued expenses and other payables	20,710	(381,117)
Net cash (used in) operating activities	(374,991)	(797,859)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,444)	(272,602)
Disposal of property and equipment	8,442	-
Equity investment in Softview	-	(1,379,550)
Net cash generated by (used in) investing activities	6,998	(1,652,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from a director (note 10a)	613	-
Advance from an investee company (note 10b)	259,964	-
Cash received in advance of shares subscription	-	2,988,947
Net cash generated by financing activities	260,577	2,988,947

Effect of exchange rate changes on cash and cash equivalents	(5,353)	49,892

Net change in cash and cash equivalents	(112,769)	588,828
Cash and cash equivalents, beginning balance	118,299	71,608
Cash and cash equivalents, ending balance	$5,530	$660,436

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

CEETOP INC

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock			Additional	Deferred stock based	Accumulated Other		Total Stock-holders'
Description	Stock outstanding	Amount	Shares subscription	paid-in capital	compensation (note 8b)	Comprehensive Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2012 (audited)	16,790,631	$16,790	$-	$5,836,413	$(394,664)	$116,580	$(5,719,076)	$(143,957)
Foreign currency translation adjustments	-	-	-	-	-	72,086	-	72,086
Amortization of deferred stock based compensation	-	-	-	-	277,379	-	-	277,379
Issuance of common stock to employees	1,150,000	1,150	-	1,436,350	-	-	-	1,437,500
Issuance of common stock for legal services	16,000	16	-	4,424	-	-	-	4,440
Shares subscription	-	-	3,680,000	-	-	-	-	3,680,000
Loss for the year	-	-	-	-	-	-	(2,886,559)	(2,886,559)
Balance, December 31, 2013 (audited)	17,956,631	17,956	3,680,000	7,277,187	(117,285)	188,666	(8,605,635)	2,440,889
Foreign currency translation adjustments	-	-	-	-	-	(18,080)	-	(18,080)
Amortization of deferred stock based compensation (note 8b)	-	-	-	470,455	117,285	-	-	587,740
Issuance of common stock due to shares subscription (note 8a)	23,000,000	23,000	(3,680,000)	3,657,000	-	-	-	-
Loss for the nine months	-	-	-	-	-	-	(1,180,647)	(710,192)
Balance, September 30, 2014 (un-audited)	40,956,631	$40,956	$-	$11,404,642	$-	$170,586	$(9,786,282)	$1,829,902

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

Note 2 - GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying Consolidated Financial Statements, the Company generated no income for the nine months ended September 30, 2014 due to transitioning from online retail sales to supply chain services, incurred net losses of $288,472 and $498,068 for the three months ended September 30, 2014 and 2013 respectively; $1,180,647 and $1,001,067 for the nine months ended September 30, 2014 and 2013 respectively, and has accumulated deficit of $9,786,282 and $8,605,635 at September 30, 2014 and December 31, 2013, respectively.  Furthermore, previous discussion between the Company and the Government of Guiyang (the “Government”) during the year ended December 31, 2012, to provide subsidies to the Company amounting to RMB 10,000,000 per year for three consecutive years to entice the Company to relocate to Guiyang remains inconclusive.  It appears, as at September 30, 2014, it is more-likely-than-not, the Company will not be able to obtain the subsidies from the Government. Furthermore, the Company has transformed from online retail sales into an integrated supply chain service provider. There has been no revenue generated so far from this new business segment and the Company requires additional capital and funds to continue its development in this activity. These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock, in addition to the sale of 23,000,000 shares of the Company’s stock for $3,680,000 during the nine months ended September 30, 2014 (note 8a) and a pending stock purchase agreement (note 8c), although there is no guarantee the Company will be successful in raising these necessary additional funds.

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

Note 12 – RESTATEMENTS

The Company has restated its financial statements for the quarter ended September 30, 2014 to correct the accounting for shares issued in connection with the employment agreement with the Company’s CEO and CFO entered on December 4, 2013. The change is to record additional compensation of $575,000 for the issuance of 460,000 shares valued at $ 1.25 per share for 2014. As part of this correction, the Company accrued share based expense of $156,818 for this quarter.

The effect of the restatement is as follows:

	As previously stated	Adjustment	As restated
As of September 30, 2014
Additional paid-in capital	10,934,187	470,455	11,404,642
Accumulated deficit	(9,315,827)	(470,455)	(9,786,282)

Three-month ended September 30, 2014
Share based expenses	2,733	156,818	159,551
Net loss	(131,654)	(156,818)	(288,472)
Loss per share	(0.00)		(0.01)

Nine-month ended September 30, 2014
Share based expenses	117,285	470,455	587,740
Net loss	(710,192)	(470,455)	(1,180,647)
Loss per share	(0.02)		(0.03)

Note 13 - SUBSEQUENT EVENTS

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

Note 14 - AMENDMENT

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

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased 42% to $248,809 for the three months ended September 30, 2014 from $427,416 for the three months ended September 30, 2013; increased 13% to 1,056,717 for the nine months ended September 30, 2014 from $932,872 for the nine months ended September 30, 2013.

Net Loss. The Company’s net loss was $288,472 and $498,068 for the three months ended September 30, 2014 and 2013, respectively; and $1,180,647 and $1,001,067 for the nine months ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources:

The Company incurred net losses of $288,472 and $498,068 for the three months ended September 30, 2014 and 2013 respectively; and $1,056,717 and $1,001,067 for the nine months ended September 30, 2014 and 2013, respectively, and has accumulated deficit of $9,786,282 at September 30, 2014.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101	The following materials from the Company’s amended Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive loss, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (2)

(1)	Filed herewith

(2)	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Ceetop Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

