Form 10-K/A
period 2014-12-31
Ceetop Inc.
filed 2016-04-08
CIK 1439254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/Amendment No.1

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

The Company has restated its financial statements for the year ended December 31, 2014 to correct the accounting for shares issued in connection with the employment agreement with the Company’s CEO and CFO entered on December 4, 2013. The effect of this correction has been reflected in Note 16 of the notes to the financial statements below.

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

Stock Based Compensation. The Company had stock based compensation for the years ended December 31, 2014 and 2013 of $692,285 and $1,441,940, respectively. The compensation was issued for various consulting and professional services to the Company and certain employees of the Company. See Note 10 to the Consolidated Financial Statements for a thorough discussion of the issuances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $1,319,955 for the year ended December 31, 2014 from $2,432,918 for the year ended December 31, 2013, representing a 46% decrease. The decrease was mainly due to the decrease in salaries due to reduction of staffing and professional fees.

Net Loss. The Company’s net loss was $1,415,959 and $2,886,599 for the years ended December 31, 2014 and 2013, respectively. The decrease of loss was due to significantly less input to the new business and increase of expenses as a result of transition of business in 2014 compared with the prior year.

Liquidity and Capital Resources:

The Company incurred net losses of $1,415,959, and $2,886,599 for the years ended December 31, 2014 and 2013 respectively, and has accumulated deficit of $10,021,594 at December 31, 2014.

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

The financial statements for 2014 were restated to account for certain shares issued connection with two employment agreements (see Note 16).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred recurring losses from operations, has a net loss of $1,415,949 for the year ended December 31, 2014, and has accumulated deficit of $10,021,594 at December 31, 2014. These matters are discussed in Note 2 to the consolidated financial statements that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MJF& Associates, APC

Los Angeles, California

April 12, 2015, except for Note 16, for which the date is February 18, 2016.

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

The following is a reprint of the previously issued report by the predecessor auditor who has not reissued the report.

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

/s/ Clement C. W. Chan & Co.

Clement C. W. Chan & Co.

Certified Public Accountants

3/F.,& 5/F., Heng Shan Centre, 145 Queen’s Road East, Wanchai, Hong Kong

Date: April 15, 2014

CEETOP INC.

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(Restated)
ASSETS

Current Assets
Cash and cash equivalents	$25,157	$118,299
Other receivables	203,918	86,603
Due from related party (Note 15)	172,634	-
Prepaid expenses and deposits (Note 5)	163,768	22,994
Total Current Assets	565,476	227,896

Prepayment for software development (Note 5)	975,000	981,643
Property, plant and equipment, net (Note 3)	153,977	266,583
Equity investment in an investee company (Note 4)	1,265,083	1,299,995
Total Assets	$2,959,536	$2,776,117

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses and other payables	$357,219	$335,228
Due to related party (Note 15)	300,625	-
Total Current Liabilities	657,844	335,228

Stockholders' Deficit
Common stock, $0.001 par value, 100,000,000 shares authorized, 46,956,631 and 17,956,631 shares issued and outstanding as at December 31, 2014 and 2013 (Note 8)	46,956	17,956
Additional paid-in capital (Note 9)	12,473,637	7,277,187
Subscription receivable	(368,000)
Shares subscription (Note 6)	-	3,680,000
Deferred stock based compensation (Note 10)	-	(117,285)
Accumulated other comprehensive income (Note 12)	170,693	188,666
Accumulated (deficit)	(10,021,594)	(8,605,635)
Total Stockholders’ Equity (Deficit)	2,301,692	2,440,889
Total Liabilities and Stockholders’ Equity	$2,959,536	$2,776,117

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2014	2013
	(Restated)
Sales	$361,887	$-
Cost of sales	360,443	-
Gross profit	1,443	-

Selling, general and administrative expense	1,319,955	2,432,918
Impairment loss on accounts receivable	-	291,719
Impairment loss on other receivables	-	77,491
(Loss) from operations	(1,318,512)	(2,802,128)

Other income (loss)	(71,601)	-
Equity (loss)-share of investee company (Note 4)	(26,146)	(89,465)
Interest income	300	4,994

Net (loss)	$(1,415,959)	(2,886,599)

Foreign currency translation adjustment	(17,973)	72,086

Comprehensive (loss)	$(1,433,932)	$(2,814,513)

Net (loss) per share – basic and diluted	$(0.03)	$(0.17)

Weighted average shares outstanding-basic and diluted	42,337,453	16,890,265

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock			Preferred Stock				Additional	Accumulated Deferred	Other		Total Stock- holders’
	Stock			Stock		Shares	Subscription	paid-in	stock based	Comprehensive	Accumulated	Equity
Description	outstanding	Shares To be Issued	Amount	outstanding	Amount	Subscription	Receivable	capital	compensation	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2012	16,790,631		$16,790	-	$-	$-		$5,836,413	$(394,664)	$116,580	$(5,719,036)	$143,917
Foreign currency translation adjustments	-		-	-	-	-		-	-	72,086	-	72,086
Amortization of deferred stock based compensation	-		-	-	-	-		-	277,379	-	-	277,379
Issuance of common stock to employees	1,150,000		1,150	-	-	-		1,436,350	-	-	-	1,437,500
Issuance of common stock for legal services	16,000		16	-	-	-		4,424	-	-	-	4,440
Shares subscribed						3,680,000			-	-	-	3,680,000
Loss for the year	-		-	-	-	-		-	-	-	(2,886,599)	(2,886,599)
Balance at December 31, 2013	17,956,631		17,956	-	-	3,680,000		7,277,187	(117,285)	188,666	(8,605,635)	2,440,889
Foreign currency translation adjustments	-		-	-	-	-		-	-	(17,973)	-	(17,973)
Amortization of deferred stock based compensation (Note 10)	-	460,000	-	-	-	-		575,000	117,285	-	-	692,285
Issuance of common stock due to shares subscription	29,000,000		29,000	-	-	(3,680,000)	(368,000)	4,621,450	-	-	-	602,450
Issuance of common stock for legal services	-		-	-	-			-	-	-	-
Shares subscribed						-
Loss for year	-		-	-	-	-	-	-	-	-	(1,415,959)	(1,415,959)
Balance at, December 31, 2014 (Restated)	46,956,631	460,000	$46,956	-	$-	-	(368,000)	$12,437,637	$-	170,693	$(10,021,594)	$2,301,692

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,415,959)	$(2,886,599)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation of property, plant and equipment	50,516	33,744
Share based expenses	692,285	1,719,319
Accounts receivable written off	-	291,719
Impairment loss on other receivables	-	77,491
Share of loss in equity investment in Softview	26,146	89,465
Loss on disposal of property and equipment	3,846	-
Loss of disposal of properties	67,900	-
Changes in operating assets and liabilities:
Accounts receivable	-	-
Other receivables, deposits and prepayment	(258,872)	(4,201)
Due from related party	(172,847)	-
Accrued expenses and other payables	23,529	(362,318)
Net cash (used in) operating activities	(983,409)	(1,041,381)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(15,046)	(278,658)
Prepayment for software development	-	(968,632)
Disposal of Property and Equipment	3,677	-
Equity investment in Softview	-	(1,372,229)
Net cash (used in) investing activities	(11,370)	(2,619,519)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from an investee company	300,995	-
Funds received from share subscribers (note 6)	601,990	4,663,700
Funds returned to potential share subscribers (note 6)	-	(964,525)
Net cash provided by financing activities	902,985	3,680,000

Effect of exchange rate changes on cash and cash equivalents	(1,348)	27,590

Net change in cash and cash equivalents	(93,142)	46,691
Cash and cash equivalents, beginning balance	118,299	71,608
Cash and cash equivalents, ending balance	$25,157	$118,299

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Note 2 – GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying Consolidated Financial Statements, the Company incurred net losses of $1,415,959 and $2,886,599 for the years ended December 31, 2014 and 2013 respectively and has accumulated deficit of $10,021,594 at December 31, 2014.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  As mentioned in note 6, the Company entered into a stock purchase agreement to issue 23,000,000 shares of the Company’s common stock for total consideration of $3,680,000 and 6,000,000 shares for an additional $976,200 that were issued in August 2014, of which $602,450 was received. The rest of $368,000 is expected to be received in 2015. Management believes that the Company will generate sufficient cash flows to fund its operations and to meet its obligations on timely basis for the next twelve months through additional stock issuance and its operations.

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

Office equipment	3 - 5 years
Leasehold improvement	3 years
Motor vehicles	10 years

As of December 31, 2014 and 2013 Property, Plant & Equipment consist of the following:

	12/31/2014	12/31/2013
Office equipment	411,026	406,306
Leasehold improvement	-	96,171
Motor vehicles	53,950	54,318
Accumulated depreciation	(311,000)	(290,212)
	$153,977	$266,583

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

Note 8 – COMMON STOCK AND PREFERRED STOCK

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

Note 9 – ADDITIONAL PAID IN CAPITAL

Included in the Additional Paid in Capital balance of $12,473,637 as of December 31, 2014, it contains the following:

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

Note 10 – SHARE BASED PAYMENTS

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

In 2013 and 2014, the Company incurred total share based payments of $1,441,940, and $575,000 respectively.

Note 11 – STATUTORY RESERVE

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

Note 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

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

Note 13 – CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 14 – MAJOR CUSTOMERS AND CREDIT RISK

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

Note 16 – RESTATEMENTS

The Company restated its financial statements as of and for the year ended December 31, 2014 to correct the accounting for shares issued in connection with employment agreements with the Company’s CEO and CFO entered into on December 4, 2013. The change is to record additional compensation of $575,000 for the issuance of 460,000 shares valued at $ 1.25 per share for 2014.

The effect of the restatement is as follows:

	As previously stated	Adjustment	As restated
As of December 31, 2014
Additional paid-in capital	$11,898,637	$575,000	$12,473,637
Accumulated deficit	(9,446,594)	(575,000)	(10,021,594)

Year ended December 31, 2014
Share based expenses	117,285	575,000	692,285
Net loss	(840,959)	(575,000)	(1,415,959)
Loss per share	(0.02)	-	(0.03)

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

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our officers and directors for the fiscal years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total Compensation ($)
Weiliang Liu – Chairman, CEO	2014	19,524	-	350,000	-	369,524
Weiliang Liu – Chairman, CEO	2013	19,373	-	84,000	-	103,373
Shengming Jia - CFO	2014	19,524	-	225,000	-	244,524
Shengming Jia - CFO	2013	16,144	-	52,500	-	68,644

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

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP (1)

Weilang Liu (2)	1,321,090	2.22%
Shengming Jia (3)	430,000	** %
Jessie Wong	4,039,500	8.60%
CYH Capital LLC	4,039,500	8.60%
Du Guihua	2,327,005	4.96%
Hoaxiang Liu	2,961,634	6.31%
Weikang Zhu	2,500,000	5.32%
Tingfa Lou	3,000,000	6.39%
All executive officers and directors as a group (two persons)	1,264,090	2.69%

*	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
**	Less than 1%.
(1)	Based on 46,956,631 shares of Common Stock outstanding on a fully diluted basis as of April 14, 2015.
(2)	Mr. Liu is the Chief Executive Officer, President and Secretary of the Company.
(3)	Shengming Jia is the Chief Financial Officer of the Company.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CEETOP INC.

By:	/s/ Weiliang Liu
Weiliang Liu
CEO, President, Secretary, and Director

Date:	April 8, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Weiliang Liu	CEO, President, Secretary, and Director	April 8, 2016
Weiliang Liu

/s/ Shengming Jia	CFO	April 8, 2016
Shengming Jia

