Form 10-K
period 2015-12-31
Ceetop Inc.
filed 2016-04-14
CIK 1439254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 10, 2016, the Company had outstanding 47,596,631 shares of its common stock, par value $0.001.

Documents Incorporated by Reference: None

CEETOP INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2015

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

Organization History

Ceetop Inc.

Ceetop Inc. was incorporated in Oregon on February 18, 2003 under the name of GL Gold Inc. On June 6, 2003 the Company filed an amendment with the State of Oregon changing its name to Oregon Gold, Inc. On January 7, 2011 Oregon Gold Inc. changed its name to China Ceetop.com, Inc. On January 27, 2011, the Company became the holding company of Surry Holding Limited (“Surry”) through a reverse acquisition. On September 12, 2013 the Company changed its name to Ceetop Inc.

Ceetop Holdings Limited.

Ceetop Holding Limited was incorporated in the British Virgin Islands on September 18, 2009. Surry holds 100% of Westow Technology Limited (“Westow”), a company incorporated in the British Virgin Islands, which in turn holds 100% of Shenzhen Ceetop Network Technology Co., Limited ("SZ Ceetop"), a company incorporated in Shenzhen, Peoples’ Republic of China ("PRC") and ultimately holds 100% of Hangzhou Ceetop Network Technology Co., Limited ("HZ Ceetop"), a company incorporated in Hangzhou, PRC. On April 3, 2014, Surry changed its name to Ceetop Holdings Limited.

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

On October 13, 2015, the Company decided to cease the operations of Hangzhou Tuoyin Management Consulting Co., Ltd.and then closed the subsidiary. Ceetop, Inc. assumed its subsidiary’s assets and liabilities and no material effects on its financial statements because of the closing.

Also in October 2015, the Company sold one of its subsidiaries Hangzhou Lianzhan Supply Chain Management Co., Ltd. for $8,030 (50,000 RMB) with the condition of waiving all its receivable from its parent company, resulting in a small gain of approximately $4,818.

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

Below is the organization chart:

Governmental Regulation / Environmental Matters

We are not currently involved in any administrative, judicial or legal proceedings arising under PRC domestic or foreign, federal, state, or local environmental protection laws and regulations, or under US federal or state common law, which would have a material adverse effect on our financial position or results of operations.

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

Employees

As of April 10, 2015, the Company has 24 employees.

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

Information regarding the high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported by OTCBB is summarized as follows:

	Price Range
	High	Low
Fiscal 2015 -
Quarter ended December 31, 2015	$0.550	$0.550
Quarter ended September 30, 2015	0.550	0.520
Quarter ended June 30, 2015	1.000	0.510
Quarter ended March 31, 2015	1.000	0.800
Fiscal 2014 -
Quarter ended December 31, 2014	$1.000	$0.800
Quarter ended September 30, 2014	3.250	0.750
Quarter ended June 30, 2014	1.000	0.800
Quarter ended March 31, 2014	1.950	0.550

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Net Sales. For the year ended December 31, 2015, sales were $nil compared to $361,887 for the year ended December 31, 2014. During 2012 and 2013, the Company made strategic changes in business models from online retail sales to B to B supply chain service. During this transition period, there were no sales in 2015. In 2014, the Company’s revised business commenced sales.

Cost of Sales. Cost of sales for the year ended December 31, 2015 was $nil, compared to $360,443 for the year ended December 31, 2014. This decrease in cost of sales was mainly due to no sales, and the transition of the Company into a new facet of business.

Stock Based Compensation. The Company had stock based compensation for the years ended December 31, 2015 and 2014 of $99,000 and $692,285, respectively. The compensation was issued for various consulting and professional services to the Company and certain employees of the Company. See Note 10 to the Consolidated Financial Statements for a thorough discussion of the issuances.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $534,106 for the year ended December 31, 2015 from $1,318,512 for the year ended December 31, 2014, representing a 60% decrease. The decrease was mainly due to the decrease in salaries due to reduction of staffing and stock compensation expenses.

Net Loss. The Company’s net loss was $599,847 and $1,415,959 for the years ended December 31, 2015 and 2014, respectively. The decrease of loss was due to significantly less input to the new business and increase of expenses as a result of transition of business in 2015 compared with the prior year.

Liquidity and Capital Resources:

The Company incurred net losses of $599,847 and $1,415,959, for the years ended December 31, 2015 and 2014 respectively, and has accumulated deficit of $10, 621,441 at December 31, 2015.

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

Impairment of Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2015 and 2014, there were no impairments of its long-lived assets.

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2015 and 2014, the carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable and other payables approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Ceetop Inc.

We have audited the accompanying Consolidated Balance Sheets of Ceetop Inc. as of December 31, 2015 and 2014, and the related Consolidated Statements of Operation and Comprehensive Loss, Stockholders’ Equity and Cash Flows for the years then ended. Ceetop Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ceetop Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred recurring losses from operations, has a net loss of $599,847 and $1,415,949 for the years ended December 31, 2015 and 2014, respectively, and has accumulated deficit of $10,621,441 at December 31, 2015. These matters are discussed in Note 2 to the consolidated financial statements that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MJF& Associates, APC

Los Angeles, California

April 12, 2016

CEETOP INC.

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS

Current Assets
Cash and cash equivalents	$2,788	$25,157
Other receivables	1,053,655	203,918
Due from related party (Note 15)	-	172,634
Prepaid expenses and deposits (Note 5)	-	163,768
Total Current Assets	1,056,443	565,476

Prepayment for software development (Note 5)	-	975,000
Property, plant and equipment, net (Note 3)	112,162	153,977
Intangible assets	920,680	-
Equity investment in an investee company (Note 4)	1,132,994	1,265,083
Total Assets	$3,222,279	$2,959,536

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$904	$-
Accrued expenses and other payables	132,071	357,219
Due to related party (Note 15)	1,044,512	300,625
Total Current Liabilities	1,167,487	657,844

Stockholders' Deficit
Common stock, $0.001 par value, 100,000,000 shares authorized, 47,596,631 and 46,956,631 shares issued and outstanding as at December 31, 2015 and 2014 (Note 8), respectively	47,596	46,956
Additional paid-in capital (Note 9)	12,577,747	12,473,637
Subscription receivable	-	(368,000)
Shares subscription (Note 6)	-	-
Deferred stock based compensation (Note 10)	-	-
Accumulated other comprehensive income (Note 12)	40,890	170,693
Accumulated (deficit)	(10,621,441)	(10,021,594)
Total Stockholders’ Equity (Deficit)	2,054,792	2,301,692
Total Liabilities and Stockholders’ Equity	$3,222,279	$2,959,536

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2015	2014
Sales	$-	$361,887
Cost of sales	-	360,443
Gross profit	-	1,443

Selling, general and administrative expense	534,106	1,319,955
Impairment loss on accounts receivable	-	-
Impairment loss on other receivables	-	-
(Loss) from operations	(534,106)	(1,318,512)

Other income (loss)	3,682	(71,601)
Equity (loss)-share of investee company (Note 4)	(69,507)	(26,146)
Interest income	84	300

Net (loss)	$(599,847)	(1,415,959)

Foreign currency translation adjustment	(129,803)	(17,973)

Comprehensive (loss)	$(729,650)	$(1,433,932)

Net (loss) per share – basic and diluted	$(0.01)	$(0.03)

Weighted average shares outstanding-basic and diluted	47,596,631	42,337,453

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock			Preferred Stock				Additional	Accumulated Deferred	Other		Total Stock- holders’
	Stock	Shares to		Stock		Shares	Subscription	paid-in	stock based	Comprehensive	Accumulated	Equity
Description	outstanding	be issued	Amount	outstanding	Amount	Subscription	Receivable	capital	compensation	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2013	17,956,631	-	$17,956	-	$-	$3,680,000	-	$7,277,187	$(117,285)	$188,666	$(8,605,635)	$2,440,889
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(17,973)	-	(17,973)
Amortization of deferred stock based compensation	-	460,000	-	-	-	-	-	575,000	117,285	-	-	692,285
Issuance of common stock to employees	29,000,000	-	29,000	-	-	(3,680,000)	(368,000)	4,621,450	-	-	-	602,450
Issuance of common stock for legal services	-	-		-	-	-	-	-	-	-	-	-
Shares subscribed									-	-	-
Loss for the year	-		-	-	-	-	-	-	-	-	(1,415,959)	(1,415,959)
Balance at December 31, 2014	46,959,631	460,000	46,956	-	-	-	(368,000)	12,473,637	-	170,594	(10,021,594)	2,301,692
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(129,803)	-	(129,803)
Shares issued to CFO for compensation	180,000	-	180	-	-	-	-	98,820	-	-	-	-
Amortization of deferred stock based compensation (Note 10)	460,000	(460,000)	460	-	-	-	-	(460)	-	-	-	99,000
Issuance of common stock due to shares subscription	-	-	-	-	-	-	368,000	5,750	-	-	-	373,750
Issuance of common stock for legal services	-	-	-	-	-	-	-	-	-	-	-	-
Shares subscribed						-
Loss for year	-	-	-	-	-	-	-	-	-	-	(599,847)	(599,847)
Balance at, December 31, 2015	47,596,631	-	$47,506	-	$-	-	-	$12,557,747	$-	40,890	$(10,621,441)	$2,054,792

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.

(FORMERLY CHINA CEETOP.COM INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(599,847)	$(1,415,959)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation of property, plant and equipment	35,283	50,516
Share based expenses	99,000	692,285
Accounts receivable written off	-	-
Impairment loss on other receivables	-	-
Share of loss in equity investment in Softview	69,507	26,146
Loss on disposal of property and equipment	-	3,846
Loss of disposal of properties	-	67,900
Changes in operating assets and liabilities:
Accounts receivable	942	-
Other receivables	(734,712)	(258,872)

Due from related party	170,616	(172,847)

Accrued expenses and other payables	(221,979)	23,529
Net cash (used in) operating activities	(1,181,190)	(983,409)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(15,046)
Disposal of Property and Equipment	-	3,677

Net cash (used in) investing activities	-	(11,370)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from a director	147,327	-
Advances from an investee company	644,133	300,995
Funds received from share subscribers (note 6)	373,750	601,990
Net cash provided by financing activities	1,165,210	902,985

Effect of exchange rate changes on cash and cash equivalents	(6,389)	(1,348)

Net change in cash and cash equivalents	(22,369)	(93,142)
Cash and cash equivalents, beginning balance	25,157	118,299
Cash and cash equivalents, ending balance	$2,788	$25,157

Non cash activities:
Reclassification of software development cost to intangible asset	$963,600	-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CEETOP.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Since Surry, Westow, SZ Ceetop and HZ Ceetop were under common control of a controlling party both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting.  The consolidated financial statements have been prepared on the basis as if Surry had always been the holding company of Westow, SZ Ceetop and HZ Ceetop and this group structure had been in existence throughout the years ended December 31, 2015 and 2014 as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation”.

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

On October 13, 2015, the Company decided to cease the operations of Hangzhou Tuoyin Management Consulting Co., Ltd.and then closed the subsidiary. Ceetop, Inc. assumed its subsidiary’s assets and liabilities and no material effects on its financial statements because of the closing.

Also in October 2015, the Company sold one of its subsidiaries Hangzhou Lianzhan Supply Chain Management Co., Ltd. for $8,030 (50,000 RMB) with the condition of waiving all its receivable from its parent company, resulting in a small gain of approximately $4,818.

These Consolidated Financial Statements present the Company and its subsidiaries on a historical basis.

Note 2 – GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying Consolidated Financial Statements, the Company incurred net losses of $599,847 and $1,415,959 for the years ended December 31, 2015 and 2014 respectively and has accumulated deficit of $10,611,441 at December 31, 2015.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  As mentioned in note 6, the Company entered into a stock purchase agreement to issue 23,000,000 shares of the Company’s common stock for total consideration of $3,680,000 and 6,000,000 shares for an additional $976,200 that were issued in August 2014, of which $602,450 was received in 2014. The rest of $368,000 was received in 2015. Management believes that the Company will generate sufficient cash flows to fund its operations and to meet its obligations on timely basis for the next twelve months through additional stock issuance (although there are presently no agreements in place) and its operations.

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

Translation Adjustment

For the years ended December 31, 2015 and 2014, the accounts of the Company were maintained, and its financial statements were expressed, in RMB.  Such financial statements were translated into USD in accordance with the Foreign Currency Matters Topic of the Codification (ASC 830), with the RMB as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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

Comprehensive Income

The Company uses SFAS 130 “Reporting Comprehensive Income” (ASC Topic 220).  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended December 31, 2015 and 2014 included net income and foreign currency translation adjustments.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.  There were no contingencies of this type as of December 31, 2015 and 2014.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.  There were no contingencies of this type as of December 31, 2015 and 2014.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis. Accounts are considered past due after three months. As of December 31, 2015 and 2014, no allowance was deemed necessary since there was no accounts receivable balance outstanding respectively.

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

Office equipment	3 - 5 years
Leasehold improvement	3 years
Motor vehicles	10 years

As of December 31, 2015 and 2014 Property, Plant & Equipment consist of the following:

	12/31/2015	12/31/2014
Office equipment	367,895	411,026
Leasehold improvement	-	-
Motor vehicles	51,161	53,950
Accumulated depreciation	(306,894)	(311,000)
	$112,162	$153,977

Depreciation expense for the years ended December 31, 2015 and 2014 was $35,283 and $50,561, respectively.

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

Long-Lived Assets

FASB Topic of the Codification (ASC 360) addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of December 31, 2015 and 2014, there were no impairments of its long-lived assets.

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2015 and 2014, the carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable and other payables approximate their fair values because of the short maturity of these instruments and market rates of interest available to the Company.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-06—Earnings Per Share (Topic 260): Effects on Historical Earnings per Units of Master Limited Partnership Dropdown Transactions. Under Topic 260, Earnings Per Share, master limited partnerships (MLPs) apply the two-class method to calculate earnings per unit (EPU) because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or “drops down”) net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in this Update specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs also are required. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-14A—Earnings Per Share—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (Topic 260), which has been deleted. Effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments in this Update should be applied retrospectively for all financial statements presented.

The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes". The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

As of December 31, 2015, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

As at December 31, 2015 and 2014, Softview’s total stockholders’ equity was as follow:

	12/31/2015	12/31/2014

Current assets	$1,322,351	$1,520,728
Current liabilities	(103,257)	(83,596)
Property, plant and equipment	59,874	22,868
Intangible assets	1,386,900	1,516,667
Underlying net assets of Softview	$2,665,869	$2,976,667

The Company's investment at	1,132,994	$1,265,083
The Company's share of underlying net assets of Softview	1,132,994	1,265,085
Difference	$-	$-

The results of operations and financial position of Softview is summarized below:

Condensed income statement information:

	Year ended December 31, 2015	From date of equity investment to 12/31/2014

Net sales	$280,735	$347,715
Cost of sales	$53,670	$5,380
Expenses	$390,612	$401,856
Net (loss)	$(163,547)	$(61,519)

42.5% share	$(69,507)	$(26,146)
Add : goodwill written off	-	-
Equity (loss)-share of investee company	$(69,507)	(26,146)
Effect of exchange rate difference	(62,582)	(8,766)
Change of equity investment	$(132,089)	$(34,912)

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

For the purpose of incorporating Softview’s condensed financial information into these Consolidated Financial Statements, management determined that there is no significant difference between the Company’s and Softview’s accounting policy.

Note 5 – PREPAYMENT FOR SOFTWARE DEVELOPMENT AND INTANGIBLE ASSET

As of December 31, 2015 and 2014, prepaid expenses and deposits on the Consolidated Balance Sheets were $nil and $1,138,768, respectively. The prepayment of $1,138,768, as of December 31, 2014 contained the prepayment for the software development of $975,000 and advances to vendors of $163,768. As of December 31, 2015, the software development was completed and the prepayment of this portion became the company’s intangible asset and the balance was then $920,680. During 2015, the Company reclassed $920,680 from prepayment for software development to intangible asset. Due to business reasons, the Company reclassified the advances of $163,768 to Other Receivables (see Note 6 for more information.

Note 6 – OTHER RECEIVABLES

Other receivables contain the following:

	As of December 31, 2015	As of December 31, 2014

Receivable from third party individuals	$462,300	$192,342
Receivable from suppliers	508,530
Other receivables	82,825	11,576

Total	$1,053,655	$203,918

The loan to third party individuals does not have terms and conditions in writing and bear no interest. The loan is due on demand.

Other receivables represent such items as rent deposit, prepayment for social benefits, etc.

Note 7 – SHARES SUBSCRIPTION

In December 2013, the Company entered into a Stock Purchase Agreement and sold an aggregate of 23,000,000 shares of the Company’s common stock for an aggregate purchase price of $3,680,000 ($0.16) per share to 10 different investors, out of funds entrusted by the investors to the Company during the year 2014. As the stock purchase agreement was executed and the consideration had been entrusted to the Company prior to the financial year end date of 2013 notwithstanding that the closing took place after the financial year end date in February 2014 (note 16), the amount subscribed is included in equity in 2013 as shares subscribed and reclassified to common stock and additional paid-in capital 2014 when the agreement was executed.

Note 8 – INCOME TAXES

The Company operates in more than one jurisdiction with the main operations conducted in PRC and no activities in United States with complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities.  The Company evaluates its tax positions and establishes liabilities, if required.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) ,as from January 1, 2008 onwards, the EIT is at a statutory rate of 25%.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations.  For the years ended December 31, 2015 and 2014, the Company had no related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

The deferred tax asset not recognized is as follows:

	12/31/2015	12/31/2014
Unused tax loss brought forward	$6,025,093	$5,949,892
Loss for the year	599,847	840,959
Unused tax loss expired during the year	(1,596,587)	(648,473)

Expenses not deductible for tax (share-based payment)	(99,000)	(117,285)
Total net operating loss carry forwards	$4,929,353	$6,025,093
Effective tax rate	25%	25%
Unrecognized deferred tax asset carried forward	$1,232,338	$1,506,273
Less : valuation allowances	(1,329,338)	(1,506,273)

Deferred income tax benefit, net of valuation allowance	$-	$-

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended December 31, 2015 and 2014:

	2015	2014
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.0%	9.0%
Non deductable stock compensation	5%	5%
Valuation allowance on NOL	20%	20.0%
Tax per financial statements	-%	-%

The Company has not recognized deferred tax asset in respect of PRC tax loss in these Consolidated Financial Statements as it is not more-likely-than-not that the future taxable profit against which loss can be utilized will be available to the entities operating in PRC.  Accordingly, a 100% valuation allowance has been made.  The unrecognized tax loss as of December 31, 2014 that will be expiring in 2016, 2017, 2018, 2019 and 2020 are respectively $1,596,587, $1,453,763, $1,083,789, $1,167,280, $723,674 and $500,847.

Note 9 – COMMON STOCK AND PREFERRED STOCK

The Company is authorized to issue up to 100,000,000 shares of common stock of par value of $0.001 per share and 3,558,046 shares of Series A preferred stock of par value of $0.001 per share.

In February 2014, the Company issued 23,000,000 shares to ten investors at $0.16 per share for $3,680,000.

In August 2014, 6,000,000 shares were subscribed to four individual investors for $970,450 (RMB 6,000,000). $602,450 (RMB 3,700,000) was received in 2014 and the balance was received in 2015.

On October 27, 2015, the Company, based on the amendment on the agreement with the Company’s officers, issued 640,000 shares to the officers.

Note 10 – ADDITIONAL PAID IN CAPITAL

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

In October 2015, the Company amended the agreement with its officers and issued 640,000 shares to its officers. For this stock insurance, the Company retroactively recorded $575,000 in 2014 and $98,360 in 2015 to additional paid-in-capital.

Note 11 – SHARE BASED PAYMENTS

In 2013, the Company incurred share based payments of $1,441,940, and $575,000 shared based expenses incurred in 2014.

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

In the fourth quarter of 2015, the Company paid a bonus of 180,000 shares of common stock to its officers and it was valued at $0.55 per share. The total compensation was $99,000.

Note 12 – STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves.  The allocation is 10 percent of the net income and the cumulative allocations are not to exceed 50 percent of the registered capital.  However, the laws do not prohibit enterprises allocate net income to this reserve after the limit of 50 per cent of registered capital has been reached.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2015 and 2014, the Company has not allocated to these non-distributable reserve funds due to loss sustained in the years ended December 31, 2015 and 2014.

Note 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity as of December 31, 2015 and 2014 were as follows:

	December 31,	December 31,
	2015	2014

Accumulated other comprehensive income, beginning of period	$170,693	$188,666
Change in cumulative translation adjustment	(129,803)	(17,973)
Accumulated other comprehensive income, end of period	$40,890	$170,693

Note 14 – CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 15 – MAJOR CUSTOMERS AND CREDIT RISK

There were no customer in 2015 and only one customer in 2014.   During the year of 2014, the sales to the customer were $361,887, representing 100% of sales for 2014. There was no accounts receivable as of December 31, 2015 and 2014.

Note 16 – RELATED PARTY TRANSACTIONS

The Company has had, and expects to have in the future, transactions in the ordinary course of business with its stockholders, directors, and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. Listed below is a summary of material relationships or transactions with the Company’s related parties:

During the year of 2014, the Company advanced to the Company’s CEO and one of the major shareholders $172,634. The loan does not bear any terms and conditions, but it is due on demand. The Company received repayment in 2015.

In 2015, the Company borrowed $644,133 from its affiliated company Hangzhou Softview Information Technology Company Limited and $147,372 from one of its officers. The loans do not bear any terms and conditions. They are due on demand.

As of December 31, 2015 and 2014, the balance due to related parties was $1,044,512 and $300,625, respectively, and the balance due from related parties was $0 and $172,634, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no disagreements with our current accountants in connection with a change in accountants on any matters related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1.	As of December 31, 2015, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in placed to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred in the year ended December 31, 2015, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Corrective Action

Management plans to address the structure of the Board of Directors and discuss adding an audit committee during 2016.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information concerning the directors and executive officers of the Company, as of December 31, 2015, their age and positions. Directors hold office until the next annual stockholders' meeting and thereafter until their successor is elected and qualified. Officers serve at the pleasure of the Board of Directors.

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

Weiliang Liu, Director, Chairman of the Board, Chief Executive Officer, President and Secretary

Weiliang Liu was appointed Chairman of the Board, Chief Executive Officer, President and Secretary of the Company upon the closing of the transaction with Surry in January 2011. Weiliang Liu, graduated from Shanghai Tongji University with a B.S. Degree in Computer Science major, worked as the General Manager at Information Technology Ltd, an affiliate of Zhe Jiang China Commodities City Group co. Ltd from 2003 to 2007. Since 2008 Weiliang Liu is the CEO and chairman of Shenzhen Ceetop Network Technology Co. Ltd

Shengming Jia, Chief Financial Officer and Treasurer

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2015, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2015, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons. All the Section 16(a) filing requirements applicable to such persons with respect to fiscal year ended December 31, 2015 were complied with except for the filing of a report on Form 3 by Mr. Liu and Mr. Jia.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our officers and directors for the fiscal years ended December 31, 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total Compensation ($)
Weiliang Liu – Chairman, CEO	2015	19,272	-	-	-	19,272
Weiliang Liu – Chairman, CEO	2014	19,524	-	350,000	-	369,524
Shengming Jia - CFO	2015	19,272	-	99,000	-	118,272
Shengming Jia - CFO	2014	19,524	-	225,000	-	244,524

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program and Philosophy

As of December 31, 2015, the Company had one director and two executive officers. The Board of Director serves as the Company’s compensation committee and initiates and approves compensation decisions.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 14, 2016, the name and shareholdings of each person who owns of record, or was known by us to own beneficially, 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED *	PERCENTAGE OF OWNERSHIP (1)

Weilang Liu (2)	1,321,090	2.78%
Shengming Jia (3)	610,000	** %
Jessie Wong	4,039,500	8.49%
CYH Capital LLC	4,039,500	8.49%
Du Guihua	2,327,005	4.89%
Hoaxiang Liu	2,961,634	6.22%
Weikang Zhu	2,500,000	5.25%
Tingfa Lou	3,000,000	6.30%
All executive officers and directors as a group (two persons)	1,264,090	4.06%

*	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
**	1%.
(1)	Based on 47, shares of Common Stock outstanding on a fully diluted basis as of April 14, 2016.
(2)	Mr. Liu is the Chief Executive Officer, President and Secretary of the Company.
(3)	Shengming Jia is the Chief Financial Officer of the Company.

Securities authorized for issuance under equity compensation plans.

As of the end of our fiscal year ended December 31, 2015, we had no outstanding equity award and no equity compensation plan in effect under which any shares of our common stock were authorized for issuance.  We do not have any compensation plan or individual compensation arrangement under which our common stock or other equity securities are authorized for issuance to employees or non-employees in exchange for consideration in the form of goods or service as described in FAS 123.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The audit fees billed for 2015 and 2014 are as follows:

	2015	2014
Current auditors, MJF & Associates, APC	$79,900	$55,000

Audit-Related Fees

The Company paid audit-related fees totaling $0 for the fiscal years ended December 31, 2015 and 2014.

Tax Fees

None.

All Other Fees

None.

Audit committee policies & procedures

The Company does not currently have a standing audit committee. The above services were approved by the Company’s Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Exhibits

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CEETOP INC.

By:	/s/ Weiliang Liu
Weiliang Liu
CEO, President, Secretary, and Director

Date:	April 14, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Weiliang Liu	CEO, President, Secretary, and Director	April 14, 2016
Weiliang Liu

/s/ Shengming Jia	CFO	April 14, 2016
Shengming Jia

