Form 10-Q
period 2016-03-31
Ceetop Inc.
filed 2016-05-20
CIK 1439254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended: March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 16, 2016 the Company had outstanding 47,596,631 shares of its common stock, par value $0.001.

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

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

CEETOP INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

CEETOP INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Un-audited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$1,565	$2,788
Other receivables (note 4)	1,061,464	1,053,655
Total Current Assets	1,063,029	1,056,443

Property, plant and equipment, net (note 5)	105,609	112,162
Intangible assets (note 6)	917,122	920,680
Equity investment in an investee company (note 7)	1,130,334	1,132,994

Total Assets	$3,216,094	$3,222,279

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$-	$904
Accrued expenses and other payables (note 8)	177,943	132,071
Due to related party (note 12)	1,069,495	1,044,512
Total Current Liabilities	1,247,438	1,177,487

Stockholders' Equity
Preferred stock, $0.001 par values, 3,558,046 shares authorized, no share issued and Outstanding as of March 31, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 47,596,631 shares issued and outstanding as of March 31, 2016 and December 31, 2015	47,596	47,596
Additional paid-in capital	12,577,747	12,577,747
Accumulated other comprehensive income	53,467	40,890
Accumulated (deficit)	(10,710,154)	(10,621,441)
Total Stockholders' Equity	1,968,656	2,044,792

Total Liabilities and Stockholders' Equity	$3,216,094	$3,222,279

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Un-audited)

	Three months ended March 31,
	2016	2015
Sales	-	-
Cost of Sales	-	-
Gross Profit	-	-
Selling, general and administrative expense	$79,166	$85,988
Loss on disposal of property and equipment	-	-
(Loss) from operations	(79,166)	(85,988)
Other income (loss)
Equity (loss) - share of investee company (note 7)	(9,547)	(35,383)
Interest income	-	14
Net (loss)	$(88,713)	$(121,358)
Other comprehensive (loss) income - Foreign currency translation adjustment	12,577	14,090
Comprehensive (loss)	$(76,136)	$(107,267)
Net (loss) per share - basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and diluted	47,596,631	46,956,631

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Un-audited)

	Three months ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(88,713)	$(121,358)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation of property, plant and equipment	7,148	7,991
Amortization of intangible assets	9,135	-
Share of loss in equity investment in Softview	9,547	35,383
Changes in operating assets and liabilities:
Other receivables, deposits and advance to suppliers	(1,261)	(537,517)
Due to/from related party		216,349
Accounts payable	(897)
Accrued expenses and other payables	45,698	8,973
Net cash (used in) operating activities	(19,344)	(390,177)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash generated by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from a director	18,252	-
Advance from an investee company	-	-
Funds received from investors	-	373,750
Net cash generated by financing activities	18,252	373,750

Effect of exchange rate changes on cash and cash equivalents	(132)	(296)

Net change in cash and cash equivalents	(1,223)	(16,725)
Cash and cash equivalents, beginning balance	2,788	25,157
Cash and cash equivalents, ending balance	$1,565	$8,432

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Prefer Stock		Common Stock					Additional		Deferred	Accumulated Other Comprehensive		Total Stock-holders'
	Stock		Stock	Stock to		Shares	Subscription	paid-in		stock based	Income	Accumulated	Equity
Description	Outstanding	Amount	Outstanding	Be issued	Amount	subscription	Receivable	capital		compensation	(Loss)	Deficit	(Deficit)
Balance, December 31, 2014 (audited)	-	-	46,956,631	460,000	$46,956	$	$(368,000)	$12,473,637	$		$170,693	$(10,021,594)	$2,301,692
Foreign currency translation adjustments	-	-	-		-	-	-	-			(129,803)	-	(129,803)
Shares issued to CFO for compensation			180,000		180			98,820					99,000
Amortization of deferred stock based compensation	-	-	460,000	(460,000)	460	-	-	(460)			-	-	-
Issuance of common stock to employees	-	-	-	-	-	-	368,000	5,750		-	-	-	373,750
Loss for the year	-	-	-		-	-	-	-		-	-	(599,847)	(599,847)
Balance, December 31, 2015 (audited)	-	-	47,596,631	-	47,596	-	-	12,577,747		-	40,890	(10,621,441)	2,044,7982
Foreign currency translation adjustments	-	-	-		-	-	-	-		-	12,577	-	12,577
Loss for the three months	-	-	-		-	-	-	-		-	-	(88,713)	(88,713)
Balance, March 31, 2016 (un-audited)	-	-	47,596,631		$47,596	-	$-	$12,577,747		$-	$53,467	$(10,710,154)	$1,968,656

The accompanying notes are an integral part of these consolidated financial statements.

CEETOP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Un-audited)

Note 1 – ORGANIZATION

Ceetop Inc. (the “Company” or “Ceetop”) was incorporated in Oregon on February 18, 2003 under the name of GL Gold Inc. On June 6, 2003 the Company filed an amendment with the State of Oregon changing its name to Oregon Gold, Inc. On January 7, 2011 Oregon Gold Inc. changed its name to China Ceetop.com, Inc. On January 27, 2011, the Company became the holding company of Ceetop Holdings Limited (“CHL” formerly Surry Holding Limited through a reverse acquisition. On September 12, 2013, the Company again changed its name to Ceetop Inc.

CHL was incorporated in the British Virgin Islands on September 18, 2009. Surry holds 100% of Westow Technology Limited (“Westow”), a company incorporated in the British Virgin Islands, which in turn holds 100% of Guizhou Ceetop Group Holding Co., Limited ("GZ Ceetop"), a company incorporated in Shenzhen, Peoples’ Republic of China ("PRC") and ultimately holds 100% of Hangzhou Ceetop Network Technology Co., Limited ("HZ Ceetop"), a company incorporated in Hangzhou, PRC.

Pursuant to a series of transactions completed in September, 2009, CHL became the holding company of Westow, GZ Ceetop and HZ Ceetop ("Group Reorganization").

Since CHL, Westow, GZ Ceetop and HZ Ceetop were under common control of a controlling party both before and after the completion of the Group Reorganization, the Group Reorganization has been accounted for using merger accounting. The consolidated financial statements have been prepared on the basis as if CHL had always been the holding company of Westow, GZ Ceetop and HZ Ceetop.

The Company operates in a single reportable segment, and the Company is engaged in the provision of an online platform for distribution of 3C products (computers/communications/consumer electronics) in the PRC by way of a website named www.ceetop.com mainly through its wholly owned legal subsidiaries HZ Ceetop and GZ Ceetop.

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

Note 2 – GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying Consolidated Financial Statements, the Company incurred net losses of $88,713 and $121,358 for the three months ended March 31, 2016 and 2015 respectively, and has accumulated deficit of $10,710,154 and $10,621,441 at March 31, 2016 and December 31, 2015, respectively. These factors create an uncertainty about the Company’s ability to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no guarantee the Company will be able to successfully raise funds or if it does that funds will be available at terms favorable to the Company.

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

Unaudited Interim Financial Information

These unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

The consolidated balance sheet and certain comparative information as of December 31, 2015 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2015 (“2015 Annual Financial Statements”), included in the Company’s 2015 Annual Report on Form 10-K. These unaudited interim consolidated financial statements should be read in conjunction with the 2015 Annual Financial Statements.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. We are continuing to evaluate our method of adoption and the impact this ASU, and related amendments and interpretations, will have on our consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes". The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

In March 2016, the FASB issued an ASU amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the ASU; however, we expect the ASU will have a material impact on our consolidated financial statements.

As of March 31, 2016, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Note 4 – OTHER RECEIVABLES

Other receivables contains the following:

	As of March 31, 2016	As of December 31, 2015

Receivable from third party individuals	$465,165	$462,300
Receivables from suppliers	511,682	508,530
Other receivables	84,617	82,825

Total	$1,061,464	$1,053,655

The loan to third party individuals does not have terms and conditions in writing and bears no interest. The loan is due on demand.

Other receivables represent such items as rent deposit, prepayment for social benefits, etc.

Note 5 – PROPERTY, PLANT AND EQUIPMENT

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

Office equipment	3 - 5 years
Leasehold improvement	3 years
Motor vehicles	10 years

As of March 31, 2016 and December 31, 2015, property, plant & equipment consist of the following:

	3/31/2016	12/31/2015
Office equipment	370,175	367,895
Motor vehicles	51,478	51,161
Accumulated depreciation	(316,044)	(306,894)
	$105,609	$112,162

Depreciation expense for the three months ended March 31, 2016 and 2015 was $7,148 and $7,991, respectively.

Note 6 – INTANGIBLE ASSET

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

As of December 31, 2015, the software development was completed and the prepayment of this portion became the company’s intangible asset. As of March 31, 2016 and December 31, 2015 the balances were $917,122 and 920,680, respectively. The amortization expense for the three month ended March 31, 2016 was $9,135.

Note 7 – EQUITY INVESTMENT IN AN INVESTEE COMPANY

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

As at March 31, 2016 and December 31, 2015, the Company’s share of underlying net assets of Softview is as follow:

	3/31/2016	12/31/2015

Current assets	$1,319,129	$1,322,351
Current liabilities	(101,344)	(103,257)
Property, plant and equipment	59,252	59,874
Intangible assets	1,382,574	1,386,900
Underlying net assets of Softview	$2,659,610	$2,665,869

The Company's investment	1,130,334	$1,132,994
The Company's share of underlying net assets of Softview	1,130,334	1,132,994
Difference	$-	$-

The results of operations of Softview is summarized below:

Condensed income statement information:

	Three months Ended 03/31/2016	Three months Ended 03/31//2015

Net sales	$82,908	$44,452
Gross profit	$82,111	$44,245
Net (loss)	$(22,463)	$(83,255)

The Company’s (42.5%) share of loss	$(9,547)	$(35,838)

For the purpose of incorporating Softview’s condensed financial information into these Consolidated Financial Statements, management determined that there is no significant difference between the Company’s and Softview’s accounting policy.

Note 8 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables contain the following:

	As of March 31, 2016	As of December 31, 2015
Payables to third party individuals	$157,729	$124,643
Accrued salaries	10,172	863
Other payables	6,378	6,565

Total	$177,943	$132,071

The payable to third party individuals include professional fees.

Note 9 - INCOME TAXES

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

The deferred tax asset not recognized is as follows:

	03/31/2016	12/31/2015
Unused tax loss brought forward	$4,929,353	$6,025,093
Loss for the period	88,713	599,478
Unused tax loss expired during the year	-	(1,596,587)

Expenses not deductible for tax (share-based payment)	-	(99,000)
Total net operating loss carry forwards	$5,018,066	$4,929,353
Effective tax rate	25%	25%
Unrecognized deferred tax asset carried forward	$1,254,516	$1,232,338
Less : valuation allowances	(1,254,516)	(1,232,338)

Deferred income tax benefit, net of valuation allowance	$-	$-

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended March 31, 2016 and 2015:

	2016	2015
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.0%	9.0%
Non deductable stock compensation	0%	5%
Valuation allowance on NOL	25%	20%
Tax per financial statements	-%	-%

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations. For the three months ended March 31, 2016 and 2014, the Company had no related interest and penalties expenses. Currently, the Company is not currently subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

Note 10 – SHARE CAPITAL

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share and 3,558,046 shares of Series A Preferred Stock par value of $0.001 per share. As of March 31, 2016 and December 31, 2015, the Company has/had a total of 47,596,631 shares of common stock and no shares of Series A Preferred Stock outstanding.

On October 27, 2015, the Company, based on the amendment on the agreement with the Company’s officers, issued 640,000 shares to the officers. These shares were fully vested and not subjected to forfeiture when issued.

For the three months ended March 31, 2016, no shares were issued.

Note 11 – STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves. The allocation is 10 percent of the net income and the cumulative allocations are not to exceed 50 percent of the registered capital. However, the laws do not prohibit enterprises to allocate net income to this reserve after the limit of 50 percent of registered capital has been reached. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2016 and December 31, 2015, the Company has not allocated to these non-distributable reserve funds due to losses sustained in the three months ended March 31, 2016 and the year ended December 31, 2015.

Note 12 – RELATED PARTY TRANSACTIONS

Listed below is a summary of material relationships or transactions with the Company’s related parties:

During the year of 2014, the Company advanced to the Company’s CEO and one of the major shareholders $172,634. The loan does not bear any terms and conditions, but it is due on demand. The Company received repayment in 2015.

In 2015, the Company borrowed $644,133 from its affiliated company Softview and $147,372 from its CEO. The loans do not bear any terms and conditions. They are due on demand.

During the three months ended March 31, 2016, the Company borrowed an additional $18,252 from its sole director.

As of March 31, 2016 and December 31, 2015, the balance due to related parties was $1,069,495 and $1,044,512, respectively which includes $902,745 to Softview and $166,750 to CEO as of March 31, 2016; $897,185 to Softview and $147,327 to CEO as of December 31, 2015.

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

Note 14 – SUBSEQUENT EVENTS

On May 14, 2016, GZ Ceetop entered into an agreement whereby it sold its equity interest in Softview with an original value of $1,317,968 (8,500,000 RMB) to Softview for $1,162,913 (7,500,000 RMB, the “Purchase Price”). The Purchase Price was payable as follows: offsetting by Softview of $1,007,858 (6,500,000 RMB) owed to it by GZ Ceetop , 500,000 RMB payable before March 1, 2017, and 500,000 RMB payable before May 1, 2017.

The Pro Forma balance sheet reflects the stock transfer transactions as if it occurred on March 31, 2016. The pro forma statements of operations have been prepared as if the transaction occurred as of January 1, 2016 and 2015, respectively.

The effect of the major line items of the Company’s balance sheets is as below:

	Ceetop Inc. (1)	Pro forma Adjustments	Pro forma Combined
	(historical)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$1,565	$89,932	$91,497
Due from Softview	-	77,527	77,527
Other receivables	1,061,464		1,061,464
TOTAL CURRENT ASSETS	1,063,029	244,987	1,308,016
Property and equipment, net	105,609	-	105,609
Intangible asset	917,122	-	917,122
Due from Softview – long term		77,528	77,528
Equity investment	1,130,334	(1,130,334)	-
TOTAL ASSETS	$3,216,094	$(885,347)	$2,330,747

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$-	$-	$-
Other payables	177,943	-	177,943
Due to related party	1,069,495	(902,745)	166,750
TOTAL CURRENT LIABILITIES	1,247,438	(902,745)	344,693
STOCKHOLDERS' EQUITY		-	-
Common Stock	47,596	-	47,596
Additional paid in capital	12,577,747	-	12,577,747
Accumulated other comprehensive income (loss)	53,467	-	53,467
Statutory reserve	-	-	-
Accumulated (deficit)	(10,710,154)	17,398	(10,692,756)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,968,656	17,398	1,986,054
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,216,094	$(885,347)	$2,330,747

(1) Source: unaudited financial statements of Ceetop, Inc. as of March 31, 2016 included in Form 10Q

The effect of the major line items of the company’s statement of operations for the three months ended March 31, 2016 is as follows:

		Pro forma	Pro forma
	Ceetop Inc. (1)	Adjustments	Combined
	(historical)
Net Sales	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-
Operating expenses:
Selling expenses	-	-	-
General and administrative expenses	79,166	-	79,166
Total operating expenses	79,166	-	79,166
Income (loss) from operations	(79,166)	-	(79,166)
Non-operating income (expense):
Share of (loss) in equity investment	(9,547)	9,547	0
Gain from share transfer		23,032	23,032
Interest expense		(15,180)	(15,180)
Total non-operating (expense) income	(9,547)	17,399	7,852
Income (loss) before provision for income taxes	(88,713)	17,399	(71,314)
Income tax	-	-	-
Net income (loss)	$(88,713)	17,399	(71,314)
Earnings (loss) per common share	$(0.00)	-	$(0.00)
Weighted average shares outstanding	46,956,631	-	46,956,631

(1) Source: unaudited financial statements of Ceetop, Inc. included in Form 10Q for the three months ended March 31, 2016.

The effect of the major line items of the company’s statement of operations for the three months ended March 31, 2015 is as follows:

		Pro forma	Pro forma
	Ceetop Inc. (1)	Adjustments	Combined
	(historical)
Net Sales	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-
Operating expenses:
Selling expenses	-	-	-
General and administrative expenses	85,988	-	85,988
Total operating expenses	85,988	-	85,988
Income (loss) from operations	(85,988)	-	(85,988)
Non-operating income (expense):
Share of (loss) in equity investment	(35,383)	35,383	0
Gain from share transfer		(46,333)	(46,333)
Interest income	14		14
Interest expense		(15,180)	(15,180)
Total non-operating (expense) income	(35,369)	(26,130)	(61,499)
Income (loss) before provision for income taxes	(121,357)	(26,130)	(147,487)
Income tax	-	-	-
Net income (loss)	$(121,357)	(26,130)	(147,487)
Earnings (loss) per common share	$(0.00)	-	$(0.00)
Weighted average shares outstanding	46,956,631	-	46,956,631

(1) Source: unaudited financial statements of Ceetop, Inc. included in Form 10Q for the three months ended March 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of Business

Overview

Ceetop Inc. (the “Company”) is a corporation organized under the laws of the State of Oregon. The Company’s main business is warehousing management services and focusing on Business to Business (“B to B”) supply chain information technology, providing third party supply chain management service for customers, providing data services, and supply chain financial services, and other value-added services for customers. The Company provides customers with B to B integrated supply chain services.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Net Sales. For the three and nine months ended March 31, 2016 and 2015, sales were $nil. The lack of revenues is due to the Company transitioning from online retail sales to B to B supply chain service.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $79,166 for the three months ended March 31, 2016, from $85,988 for the three months ended September 30, 2015, representing an eight percent (8%) decrease. The decrease was mainly due to the decrease in salaries and reduction of staffing.

Net Loss. The Company’s net loss was $88,713 and $121,358 for the three months ended March 31, 2016 and 2015, respectively. The decrease was due to the decrease of expenses as a result of the transition of the business of the Company and less loss in the equity investment.

Liquidity and Capital Resources:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of March 31, 2016, we had total current assets of $1,063,029 and total current liabilities of $1,247,438. Our cash flows from operating activities for the months ended March 31, 2016 resulted in cash used of 19,344. Our cash flow provided by financing activities for the three months ended March 31, 2016 was $18,252. The Company has a working capital deficiency of $184,409 and a shareholders’ equity of $1,968,656 as of March 31, 2016. Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2015 that included an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

We expect to be able to secure capital through advances from various sources including issuance of stock in order to pay expenses such as filing fees, accounting fees and legal fees. We believe we will be able to meet these costs through amounts, as necessary, to be loaned to or invested in us by additional shareholders. Notwithstanding the foregoing there is no guarantee that we will receive such loans or issue shares of stock.

Going Concern

The accompanying annual financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2016, the Company had an accumulated deficit of $10,710,154. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock or otherwise is unknown. The success of receiving additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Impairment of Long-Lived Assets

The Property, Plant and Equipment Topic of the Accounting Standard Codification (the “Codification”) addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2016 and December 31, 2015, there were no impairments of its long-lived assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016. Their evaluation was carried out with the participation of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective, due to the Company only having one person serving on its Board of Directors who also serves as the Chief Executive Officer of the Company.

Notwithstanding the conclusion that our internal control over financial  reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations. Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of March 31, 2016.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Name of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

100.CAL	XBRL Taxonomy Extension Calculation Linkbase

100.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEETOP INC.
(Registrant)

Signatures	Title	Date

/s/ Weiliang Liu	CEO, President, Secretary, and Director	May 20, 2016
Weiliang Liu

/s/ Shengming Jia	CFO, and Treasurer	May 20, 2016
Shengming Jia

