Form 10-Q
period 2016-09-30
Ceetop Inc.
filed 2016-11-21
CIK 1439254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended: September 30, 2016

Commission File Number: 000-53307

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 18, 2016, the Company had outstanding 44,596,631 shares of its common stock, par value $0.001.

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

CEETOP INC.

 CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

CEETOP INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Un-audited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$7,272	$2,788
Other receivables (Note 4)	833,486	1,053,655
Total Current Assets	840,758	1,056,443

Property, plant and equipment, net (Note 5)	87,303	112,162
Intangible assets (Note 6)	869,177	920,680
Equity investment in an investee company (Note 7)	-	1,132,994

Total Assets	$1,797,237	$3,222,279

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	$-	$904
Accrued expenses and other payables (Note 8)	348,073	132,071
Due to related party (Note 12)	163,195	1,044,512
Total Current Liabilities	511,267	1,177,487

Stockholders' Equity
Preferred Stock, $0.001 par values, 3,558,046 shares authorized, 0 shares issued and Outstanding at September 30, 2016 and December 31, 2015	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized, 44,596,631 and 47,596,631 shares issued and outstanding as at September 30, 2016 and December 31, 2015	44,596	47,596
Additional paid-in capital	12,128,722	12,577,747
Accumulated other comprehensive income (loss)	(13,331)	40,890
Accumulated (deficit)	(10,874,016)	(10,621,441
Total Stockholders' Equity	1,285,970	2,044,792

Total Liabilities and Stockholders' Equity	$1,797,237	$3,222,279

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CEETOP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Un-audited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Sales	-	-	-	-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
Selling, general and administrative expense	$71,627	$144,864	$261,604	$376,384
(Loss) from operations	(71,627)	(144,864)	(261,604)	(376,384)
Other income (loss)	(10)	3,735	1,445	3,773
Equity (loss) - share of investee company (Note 7)	64	(6,097)	(9,491)	(62,683)
Investment income (loss)	(214)		31,936
Interest expense	100	-	(14,881)	-
Interest income	7	39	19	79
Net loss	$(71,680)	$(147,187)	$(252,575)	$(435,215)
Other comprehensive loss - Foreign currency translation adjustment	(6,993)	(102,668)	(54,221)	(84,086)
Comprehensive loss	$(78,674)	$(249,855)	$(306,797)	$(519,301)
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding
-basic and diluted	44,596,631	46,956,631	46,816,143	46,956,631

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CEETOP INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Un-audited)

	Nine months ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(252,575)	$(435,215)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	22,154	22,500
Amortization of intangible assets	27,244	-
Gain on disposal of investment	(31,936)	-
Share of loss in equity investment in Softview	9,491	62,683
Changes in operating assets and liabilities:
Accounts payable	(892)	-
Due to related party	252,819	-
Other receivables, deposits and advance to suppliers	(260,110)	(609,960)
Accrued expenses and other payables	219,057	23,929
Net cash used in operating activities	(14,749)	(936,164)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from a director (Note 12)	20,074	-
Advance from an investee company	-	550,285
Funds received from investors	-	373,750
Net cash provided by financing activities	20,074	924,035

Effect of exchange rate changes on cash and cash equivalents	(841)	(7,635)

Net change in cash and cash equivalents	4,484	(19,764)
Cash and cash equivalents, beginning balance	2,788	25,157
Cash and cash equivalents, ending balance	$7,272	$5,393
Cash interest paid	$-	-
Cash income tax paid	$-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Other accounts receivable paid by stock	$452,025	-
Stock paid to offset funds owed in other accounts receivable	(452,025)	-
Disposal of investments by offsetting payables	$1,124,843	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CEETOP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Since Surry, Westow, SZ Ceetop and HZ Ceetop were under common control of a controlling party both before and after the completion of the Group Reorganization, the Group Reorganization was accounted for using merger accounting.  The consolidated financial statements “CFS” were prepared on the basis as if Surry had always been the holding company of Westow, SZ Ceetop and HZ Ceetop.

The Company operates in a single reportable segment, and the Company providing an online platform for distribution of 3C products (computers/communications/consumer electronics) in the PRC by way of a website named www.ceetop.com.

The Company has transformed from online retail sales into an integrated supply chain service provider, and focuses on business-to-business supply chain management and related value added services for customers.

On March 5, 2013, the name of its subsidiary, Shenzhen Ceetop Network Technology Co., Limited (“SZ Ceetop”) was changed to Guizhou Ceetop Network Technology Co., Limited (“GZ Ceetop”).

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

On January 14, 2014, GZ Ceetop changed its name to Guizhou Ceetop Group Holding Co., Limited.

On April 3, 2014, Surry changed its name to Ceetop Holdings Limited.

On July 24, 2014, the Company established a wholly owned company Ceetop (Hong Kong) Limited in Hong Kong as a subsidiary of Ceetop Holdings Limited for its business expansion.

On June 30, 2016, the Company discontinued operations, and terminated the registration, of its subsidiary Hangzhou Ceetop Network Technology LLC .

These CFS present the Company and its subsidiaries on a historical basis.

Note 2 - GOING CONCERN

The accompanying unaudited CFS were prepared assuming the Company will continue as a going concern.  As shown in the accompanying unaudited Consolidated Financial Statements, the Company incurred net losses of $71,680 and $147,187, for the three months ended September 30, 2016 and 2015 respectively; $252,575 and $435,215 for the nine months ended September 30, 2016 and 2015, respectively, and has accumulated deficit of $10,874,016 and $10,621,441 at September 30, 2016 and December 31, 2015, respectively.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  In this regard, management may attempt to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no guarantee the Company will be able to successfully raise funds or if it does those funds will be available at terms favorable to the Company.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying CFS were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).   The Company's functional currency is the Chinese Renminbi; however, the accompanying CFS were translated and presented in the United States Dollars (“USD”).

Basis of Accounting and Principles of Consolidation

The CFS include the financial statements of the Company and its subsidiaries  including Ceetop Inc., Ceetop Holdings Ltd., Westow Technology Limited, Guizhou Ceetop Network Technology Co Ltd., and Ceetop (Hong Kong) Ltd. All significant inter-company accounts and transactions have been eliminated on consolidation.

Investments in business entities, in which the Company does not have control but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. On August 22, 2013, the Company acquired a 42.5% interest in Hangzhou Softview Information Technology Company Limited (Softview), which was disposed on May 14, 2016. During the holding period, Softview was accounted for using equity method. See Note 7 for details.

Unaudited Interim Financial Information

These unaudited interim CFS were prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2015. 2016.

The consolidated balance sheets and certain comparative information as of December 31, 2015 are derived from the audited CFS and related notes for the year ended December 31, 2015 (“2015 Annual Financial Statements”), included in the Company’s 2015 Annual Report on Form 10-K. These unaudited interim CFS should be read in conjunction with the 2015 Annual Financial Statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In November 2015, the FASB (“Board”) issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes". The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its CFS.

In February 2016, the Board issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in Topic 840, Leases (FAS 13). ASU No. 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its CFS.

In March 2016, the Board issued an ASU amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the ASU; however, we expect the ASU will have a material impact on our CFS.

As of September 30, 2016, there are no recently issued accounting standards not yet adopted that would have a material effect on the CFS.

Note 4 - OTHER RECEIVABLES

Other receivables contains the following:

	As of September 30, 2016 (Unaudited)	As of December 31, 2015

Receivable from third party individuals	$97,170	$462,300
Receivable from former investee	149,979	-
Receivable from suppliers	494,931	508,530
Other receivables	91,406	82,825

Total	$833,486	$1,053,655

The Company loaned three million RMB (the “Loan”) to an individual that was secured by 3,000,000 shares of common stock (the “Shares”) of the Company (the “Collateral”). In June 2016, the Loan was cancelled in exchange for the holders agreeing to cancel and terminate the Shares. As a result of the above cancellations, the balance of other accounts receivable decreased by $452,025 (3,000,000,000 RMB) and the equity accounts decreased by the same amount. Specifically, Common Stock decreased by $3,000 and Additional Paid-In Capital decreased by $449,025. Because this transaction was a transaction dealing with equity, no gain was recognized, the excess of the fair value of the shares over the book value of the receivable was reflected in additional paid in capital.

The receivable from former investee is due on or before May 30, 2017.

Other receivables are such items as rent deposit, prepayment for social benefits.

Note 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are changed incurred; additions, renewals and betterments are capitalized. When property, plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property, plant and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Office equipment	3 - 5 years
Leasehold improvement	3 years
Motor vehicles	10 years

As of September 30, 2016 and December 31, 2015, property, plant & equipment consist of the following:

	9/30/2016 (Unaudited)	12/31/2015
Office equipment	$117,998	$367,895
Motor vehicles	49,793	51,161
Accumulated depreciation	(80,488)	(306,894)
	$87,303	$112,162

Depreciation for the three months ended September 30, 2016 and 2015 was $6,919 and $6,635, respectively; for the nine months ended September 30, 2016 and 2015 was $22,154 and $22,500, respectively.

Note 6 – INTANGIBLE ASSET

In December 2013, the Company entered into a software development agreement with a software developer in the PRC to develop custom software for the Company’s exclusive use for $981,643 (RMB 6,000,000).  Pursuant to the terms of the software development agreement, the Company prepaid $981,643 upon signing the software development agreement.

As of December 31, 2015, the software development was completed and the prepayment ($981,643) was reported as an intangible asset. As of September 30, 2016 and December 31, 2015, the value of intangible assets was $869,177 and $920,680, respectively. The amortization expense for the nine months ended September 30, 2016 was $27,244.

Note 7 – EQUITY INVESTMENT

In accordance with ASC 323, accounting for equity method investments, investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method. Whether or not the Company exercises significant influence with respect to an investee company depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the CFS. However, the Company’s share of the earnings or losses of the investee company is reflected in the caption “Equity (loss)/gain-share of investee company” in the Consolidated Statements of Income and Comprehensive Income. The Company’s carrying value in an investee company under equity method is reflected in the caption ‘‘Equity interest in an Investee company’’ in the Company’s Consolidated Balance Sheets.

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

As a result of the disposition of the equity investment, the Company recorded a gain of $31,936.

As of the date of disposition and December 31, 2015, the Company’s share of underlying net assets of Softview is as follow:

	Date of Disposition (Unaudited)	12/31/2015

Current assets	$1,271,024	$1,322,351
Current liabilities	(98,625)	(103,257)
Property, plant and equipment	55,541	59,874
Intangible assets	1,330,963	1,386,900
Underlying net assets of Softview	$2,558,902	$2,665,869

The Company's investment	-	$1,132,994
The Company's share of underlying net assets of Softview	-	1,132,994
Difference	$-	$-

The results of operations of Softview are summarized below:

Condensed income statement information:

For the period up to the date of disposition (May 14, 2016 ), the Company incurred a loss of $9,491, and for the nine months ended September 30, 2015, the Company had a loss of $62,683.

Note 8 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables contain the following:

	As of September 30, 2016 (Unaudited)	As of December 31, 2015
Payables to third party individuals	$210,055	$124,643
Accrued salaries	54,693	863
Other payables	83,325	6,565

Total	$348,073	$132,071

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

The deferred tax asset not recognized is as follows:

	09/30/2016 (unaudited)	12/31/2015
Unused tax loss brought forward	$4,929,353	$6,025,093
Loss for the year	252,575	599,478
Unused tax loss expired during the year	-	(1,596,587)

Expenses not deductible for tax (share-based payment)	-	(99,000)
Total net operating loss carry forwards	$5,181,928	$4,929,353
Effective tax rate	25%	25%
Unrecognized deferred tax asset carried forward	$1,300,482	$1,232,338
Less : valuation allowances	(1,300,482)	(1,232,338)

Deferred income tax benefit, net of valuation allowance	$-	$-

The following table reconciles the statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2016 and 2015:

	2016	2015
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.0%	9.0%
Non deductable stock compensation	0%	5%
Valuation allowance on NOL	25%	20%
Tax per financial statements	-%	-%

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties in selling, general and administrative expenses in the statements of operations.  For the nine months ended September 30, 2016 and 2015, the Company had no related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions, but the tax authority in PRC has the right to examine the Company’s tax position in all past years.

Note 10 – SHARE CAPITAL

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share and 3,558,046 shares of Series A preferred stock of par value of $0.001 per share.  As of September 30, 2016 (unaudited) and December 31, 2015, the Company has/had 44,596,631 and 47,596,631 shares of common stock, respectively, and no shares of Series A Preferred Stock outstanding.

The Company loaned three million RMB (the “Loan”) to an individual that was secured by 3,000,000 shares of common stock (the “Shares”) of the Company (the “Collateral”). On June 28, 2016, the Company determined that the Loan was uncollectible, and the holders of the Collateral agreed to cancel the Shares. In lieu of the cancellation of the Shares, the Loan has been cancelled.

Note 11 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory reserves.  The allocation is 10% of the net income and the cumulative allocations are not to exceed (Note 4) 50% of the registered capital.  However, the laws do not prohibit enterprises to allocate net income to this reserve after the limit of fifty percent (50%) of registered capital has been reached.  These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2016(unaudited) and December 31, 2015, the Company has not allocated to these non-distributable reserve funds due to losses sustained in the nine months ended September 30, 2016 and the year ended December 31, 2015.

Note 12 – RELATED PARTY TRANSACTIONS

Listed below is a summary of material relationships or transactions with the Company’s related parties:

In the normal course of business, the Company advanced funds from its related parties. In May 2016, the Company disposed its equity investment in Softview to offset its loan from Softview of $979,388 (6,500,000 RMB). In addition, Softview will pay the Company $150,675 (1,000,000 RMB) (See Note 7).

During the nine months ended September 30, 2016, the Company borrowed an additional $20,074 from its sole director.

As of September 30, 2016(unaudited) and December 31, 2015, the balance due to related parties was $163,195 and $1,044,512, respectively.

As of September 30, 2016, Softview is no longer a related party.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of Business

Overview

Ceetop, Inc. (the “Company”) is a corporation organized under the laws of the State of Oregon. The Company’s main business is warehousing management services and focusing on business to business supply chain information technology, providing third party supply chain management service for customers, providing data services, and supply chain financial services, and other value-added services for customers. The Company provides customers with business-to-business integrated supply chain services.

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

Through the stimulation of labor specialization, the original competition between products or companies has turned into the competition between supply chains. Each supply chain is represented by collaboration among multiple enterprises, and provides a set of final products for consumers. The Company focuses on business-to-business data collection and transmission among multiple enterprises, and data analysis services. Our advanced technology, experiences in supply chain management and efficient data processing ability provides value-added data services for other online platforms, offline stores and logistic servers, banks and others.

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

Guizhou Ceetop Network Technology Co., Ltd., and Ceetop (Hong Kong) Limited.

Guizhou Ceetop Network Technology Co., Ltd. (formerly Shenzhen Ceetop Network Technology Co., Ltd.) was incorporated in Shenzhen in August 2009, and changed its name and moved to Guiyang, PRC during the second quarter of 2013. On June 30, 2016, the Company discontinued operations, and terminated the registration, of its subsidiary Hangzhou Ceetop Network Technology Co., Limited. Before disposition, Hangzhou Ceetop Network Technology Co., Limited. Had minimal operations. All assets and liabilities were rolled up to its parent company GZ Ceetop.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Net Sales.  For the three and nine months ended September 30, 2016 and 2015, sales were $nil. The lack of revenues is due to the Company transitioning from online retail sales to business to business supply chain service.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased to $71,627 for the three months ended September 30, 2016 from $144,864 for the three months ended September 30, 2015, 51% decrease; and decreased to $261,604 for the nine months ended September 30, 2016 from $376,384 for the nine months ended September 30, 2015, a 30% decrease. The decrease was mainly due to the decrease in salaries and reduction of staffing in the supply chain business.

Net Loss. The Company’s net loss was $71,680 and $147,187 for the three months ended September 30, 2016 and 2015, respectively; and $252,575 and $435,215 for the nine months ended September 30, 2016 and 2015, respectively.  The decrease was due to the decrease of expenses as a result of the transition of the business of the Company.

Liquidity and Capital Resources:

The Company incurred net losses of $71,680 and $147,187 for the three months ended September 30, 2016 and 2015 respectively; $252,575 and $435,215, for the nine months ended September 30, 2016 and 2015 respectively, and has accumulated deficit of $10,874,016 at September 30, 2016.

For the year ended December 31, 2015, our independent auditors, in their report on the financial statements, indicated the Company has experienced recurring losses from operations and may not have enough cash and working capital to fund its operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. Management has made a similar note in the financial statements.  As indicated herein, we have need of capital for the implementation of our business plan, and we will need additional capital for continuing our operations.  We do not have sufficient revenues to pay our expenses of operations. Unless the Company is able to raise working capital, or generate sufficient revenues, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan.

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

Revenue Recognition

The Company’s revenue recognition policies comply with SEC Staff Accounting bulletin (“SAB”) 104 (codified in FASB ASC Topic 605).  Sales revenue is recognized at the completion of delivery to customers when a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured at the date of completion of delivery.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Impairment of Long-Lived Assets

The Property, Plant and Equipment Topic of the Codification addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.”  The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2016 and December 31, 2015, there were no impairments of its long-lived assets.

Income Taxes

The Company applies FASB ASC 740-10, Accounting For Uncertainty In Income Taxes, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in financial statements. ASC 740-10 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740-10 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016. Their evaluation was carried out with the participation of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective due to the Company only having one person serving on its Board of Directors who also serves as the Chief Executive Officer of the Company.

Notwithstanding the conclusion that our internal control over financial reporting was not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations.  Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of September 30, 2016.

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Name of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (2)

(1)	Filed herewith

(2)	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Ceetop Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CEETOP INC.
(Registrant)

Date: November 21, 2016	By:	/s/ Weiliang Liu
Weiliang Liu
CEO, President, Secretary, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Weiliang Liu	CEO, President, Secretary, and Director	November 21, 2016
Weiliang Liu

/s/ Shengming Jia	CFO, and Treasurer	November 21, 2016
Shengming Jia

